Form 10-K
period 2004-12-31
RFS HOLDING LLC; GE Capital Credit Card Master Note Trust
filed 2005-03-30
CIK 1226006, 1290098

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004.
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

333-107495, 333-107495-02
(Commission File Number)

GE CAPITAL CREDIT CARD MASTER NOTE TRUST,
Co-Registrant and Issuer
RFS HOLDING, L.L.C.,
Co-Registrant and Transferor
(Exact name of registrant as specified in its charter)
 Delaware
(State or Other Jurisdiction of Incorporation of the Issuer)
 20-0268039 (GE Capital Credit Card Master Note Trust)
57-1173164 (RFS Holding, L.L.C.)
(Registrant's I.R.S. Employer Identification No.)
 1600 Summer Street, 6th Floor
Stamford, Connecticut 06927
(230) 585-6669
(Address and Telephone Number of Principal Executive Offices)

  Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None
  Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:   None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. None

        Registrant does not have any voting stock.

        Documents Incorporated by Reference. None.

PART I

Item 1.    Business

        This Annual Report on Form 10-K (the "Report") is filed with respect to GE Capital Credit Card Master Note Trust (the "Trust"), a statutory trust formed under the laws of the State of Delaware pursuant to a Trust Agreement, dated as of September 25, 2003 (the "Trust Agreement"), between RFS Holding, L.L.C., the co-registrant (referred to herein as the "Company" or the "Transferor") and The Bank of New York (Delaware), as owner trustee (the "Owner Trustee"). The Trust issued $952,500,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2004-1 (the "Series 2004-1 Notes") and $952,500,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2004-2 (the "Series 2004-2 Notes"; and together with the Series 2004-1 Notes, the "Notes") pursuant to a Master Indenture, dated as of September 25, 2003 (as amended from time to time, the "Indenture"), between the Trust and Deutsche Bank Trust Company Americas, as indenture trustee (the "Indenture Trustee"), and as supplemented by the Series 2004-1 Indenture Supplement with respect to the Series 2004-1 Notes, dated as of June 23, 2004, and the Series 2004-2 Indenture Supplement with respect to the Series 2004-2 Notes, dated as of September 22, 2004.

        In no-action letters issued to a variety of issuers of asset-backed securities, whose principal assets are receivables generated under consumer credit card accounts, the Division of Corporation Finance has stated that it would not raise any objection if modified reports on Form 10-K were filed omitting certain information required by Form 10-K. In reliance particularly on the letter relating to Private Label Credit Card Master Trust, HRSI Funding Inc. (May 20, 1992), the Company, on behalf of itself and its co-registrant, the Trust, has omitted or modified responses to certain Items in this Report.

Item 2.    Properties

        Not applicable.

        See Item 15.

Item 3.    Legal Proceedings

        Except as described in the following paragraph, there were no material legal proceedings involving the Trust, or to the extent relating to the Trust or the assets of the Registrants, the Indenture Trustee, the Transferor, GE Money Bank, as servicer (the "Servicer") or the Owner Trustee, which were pending at December 31, 2004 or as of the date of this report, other than ordinary routine litigation involving the assets of the Trust or the duties of the Indenture Trustee, the Owner Trustee, the Servicer or the Transferor.

        The Servicer is a defendant in a class action lawsuit in which the plaintiffs allege that certain finance charges and fees charged to customers in Louisiana by Monogram Credit Card Bank of Georgia, which was merged with and into the Servicer on February 7, 2005, exceeded the amounts permitted by applicable Louisiana law. (See, e.g., Heaton v. Monogram Credit Card Bank of Georgia, 2 F.3d 416 (5th Cir. 2002) (reversing lower court's denial of FDIC's motion to intervene). Specifically, the plaintiffs allege that, prior to March 2000, Monogram Credit Card Bank of Georgia was not a "State bank" under the portion of the Federal Deposit Insurance Act that entitles State banks to export interest rates permitted by the law of their home state. Plaintiffs seek to recoup the alleged overcharged finance charges and fees, interest on the alleged overcharges, and disgorgement of assessed finance charges. The lawsuit commenced in May 1998. In 2002, the Federal Deposit Insurance Company intervened as a party. The matter is pending in the United States District Court for the Eastern District of Louisiana. GE Money Bank continues to vigorously defend the case.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

  (a)
  To the best knowledge of the registrant, there is no established public trading market for the Notes.

    Each publicly-offered class of the Trust's Notes is represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository Trust Company.

  (b)
  Not applicable.

  (c)
  Not applicable.

Item 6.    Selected Financial Data

        Not applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

        Not applicable.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

Item 8.    Financial Statements and Supplementary Data

        Not applicable.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        There was no change of accountants or disagreement with accountants on any matter of accounting principals or practices or financial disclosure.

Item 9A.    Controls and Procedures

        Not Applicable.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Not applicable.

Item 11.    Executive Compensation

        Not applicable.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        RFS Holding, L.L.C. owns 100% of the Transferor Certificate issued by the Trust pursuant to the Trust Agreement.

        Each publicly offered class of the Trust's Notes is represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository Trust Company.

Item 13.    Certain Relationships and Related Transactions

        None.

Item 14.    Principal Accounting Fees and Services

        Not applicable.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  (1)   Not applicable.

  (2)
  Not applicable.

  (3)
  The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit    Index.

  (b)
  The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

  (c)
  Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on behalf of the registrants by the undersigned, thereunto duly authorized.

Date: March 30, 2005

RFS HOLDING, L.L.C., as Co-Registrant, and as depositor on behalf of GE Capital Credit Card Master Note Trust, as Co-Registrant
By:	/s/ DANIEL C. JANKI
Name: Daniel C. Janki Title: Chief Financial Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit 31:	Certificate of Officer of Servicer Pursuant to Section 302(A) of the Sarbanes-Oxley Act of 2002.
Exhibit 99.1:	Annual Statement as to Compliance of the Servicer for the year ended December 31, 2004.
Exhibit 99.2:	Independent Accountants Report of KPMG on Management's Assertions with respect to GE Capital Credit Card Master Note Trust

QuickLinks

PART I
PART II
PART III
PART IV
SIGNATURES
EXHIBIT INDEX