Form 10-K
period 2005-12-31
RFS HOLDING LLC; GE Capital Credit Card Master Note Trust
filed 2006-03-23
CIK 1226006, 1290098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005.
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
57-1173164 (RFS Holding, L.L.C.)
(Registrant’s I.R.S. Employer Identification No.)

1600 Summer Street, 6th Floor
Stamford, Connecticut 06927
(203) 585-6669
(Address and Telephone Number of Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d). Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one): Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None

Registrant does not have any voting stock.

Documents Incorporated by Reference. None.

PART I

Item 1.                        Business

This Annual Report on Form 10-K (the “Report”) is filed with respect to GE Capital Credit Card Master Note Trust (the “Trust”), a statutory trust formed under the laws of the State of Delaware pursuant to a Trust Agreement, dated as of September 25, 2003 (the “Trust Agreement”), between RFS Holding, L.L.C., the co-registrant (referred to herein as the “Company” or the “Transferor”) and The Bank of New York (Delaware), as owner trustee (the “Owner Trustee”). The Trust issued $952,500,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2004-1 (the “Series 2004-1 Notes”), $952,500,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2004-2 (the “Series 2004-2 Notes”), $952,500,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2005-1 (the “Series 2005-1 Notes”), $952,500,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2005-2 (the “Series 2005-2 Notes”) and $714,375,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2005-3 (the “Series 2005-3 Notes”; and together with the Series 2004-1 Notes, the Series 2004-2 Notes, the Series 2005-1 Notes and the Series 2005-2 Notes, the “Notes”) pursuant to a Master Indenture, dated as of September 25, 2003 (as amended from time to time, the “Indenture”), between the Trust and Deutsche Bank Trust Company Americas, as indenture trustee (the “Indenture Trustee”), and as supplemented by the Series 2004-1 Indenture Supplement with respect to the Series 2004-1 Notes, dated as of June 23, 2004, the Series 2004-2 Indenture Supplement with respect to the Series 2004-2 Notes, dated as of September 22, 2004, the Series 2005-1 Indenture Supplement with respect to the Series 2005-1 Notes, dated March 30, 2005, the Series 2005-2 Indenture Supplement with respect to the Series 2005-2 Notes, dated June 30, 2005 and the Series 2005-3 Indenture Supplement with respect to the Series 2005-3 Notes, dated June 30, 2005.

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

Item 1A.                Risk Factors

Not applicable.

Item 1B.

Not applicable.

Item 2.                        Properties

Not applicable.

Item 3.                        Legal Proceedings

There were no material legal proceedings involving the Trust, or to the extent relating to the Trust or the assets of the Registrants, the Indenture Trustee, the Transferor, GE Money Bank, as servicer (the “Servicer”) or the Owner Trustee, which were pending at December 31, 2005 or as of the date of this report, other than ordinary routine litigation involving the assets of the Trust or the duties of the Indenture Trustee, the Owner Trustee, the Servicer or the Transferor.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity and Related Stockholder Matters

(a)          To the best knowledge of the Registrants, there is no established public trading market for the Notes.

Each publicly-offered class of the Trust’s Notes is represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository Trust Company.

(b)   Not applicable.

(c)   Not applicable.

Item 6.                        Selected Financial Data

Not applicable.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Each publicly offered class of the Trust’s Notes is represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository Trust Company.

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

Date: March 15, 2006

RFS HOLDING, L.L.C., as Co-Registrant, and as depositor on behalf of GE Capital Credit Card Master Note Trust, as Co-Registrant

By:	/s/ DANIEL C. JANKI
Name:	Daniel C. Janki
Title:	Chief Financial Officer and Principal
Financial Officer

EXHIBIT INDEX

Exhibit 31:	Certificate of Officer of Co-Registrant Pursuant to Section 302(A) of the Sarbanes-Oxley Act of 2002.
Exhibit 99.1:	Annual Statement as to Compliance of the Servicer for the year ended December 31, 2005.
Exhibit 99.2:	Independent Accountants Report of KPMG on Management’s Assertions with respect to GE Capital Credit Card Master Note Trust