Form 10-K
period 2007-12-31
RFS HOLDING LLC; GE Capital Credit Card Master Note Trust
filed 2008-03-31
CIK 1226006, 1290098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

333-130030

(Commission File Number)

GE CAPITAL CREDIT CARD MASTER NOTE
TRUST

(Exact Name of Issuing Entity as Specified in its Charter)

RFS HOLDING, L.L.C.

(Exact Name Depositor as Specified in its Charter)

GE MONEY BANK

(Exact Name of Sponsor as Specified in its Charter)

Delaware
(State of Organization of the Issuing Entity)

20-0268039
 (I.R.S. Employer Identification No.)

c/o General Electric Capital Corporation

777 Long Ridge Road, Bldg. B, 3rdFloor

(230) 585-6669

(Address and Telephone Number of Principal Executive Offices of Issuing Entity)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act.  (Check one):

Large Accelerated Filer: ☐	Accelerated Filer: ☐	Non-Accelerated Filer: ☒	Smaller reporting company: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Registrant does not have any voting or non-voting common equity held by non-affiliates as of the date of this report, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

Documents Incorporated by Reference.    None.

INTRODUCTORY NOTE

This Annual Report on Form 10-K (the “Report”) is filed with respect to GE Capital Credit Card Master Note Trust (the “Trust”), a statutory trust formed under the laws of the State of Delaware.  The Trust has issued the following outstanding series of asset-backed notes registered pursuant to the Securities Act of 1933 prior to effectiveness of Regulation AB:

•                  $952,500,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2005-1 (the “Series 2005-1 Notes”),

•                  $952,500,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2005-2 (the “Series 2005-2 Notes”); and

•                  $714,375,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2005-3 (the “Series 2005-3 Notes” and, together with the Series 2005-1 Notes and the Series 2005-2 Notes, the “Pre-Regulation AB Notes”).

In no-action letters issued to a variety of issuers of asset-backed securities, whose principal assets are receivables generated under consumer credit card accounts, the Division of Corporation Finance has stated that it would not raise any objection if modified reports on Form 10-K were filed omitting certain information required by Form 10-K. In reliance particularly on the letter relating to Private Label Credit Card Master Trust, HRSI Funding Inc. (May 20, 1992), the Company has omitted or modified responses to certain Items in this Report with respect to the Pre-Regulation AB Notes.

The Trust has issued the following outstanding series of asset-backed notes registered pursuant to the Securities Act of 1933 following the effectiveness of Regulation AB:

•                  $970,000,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2006-1 (the “Series 2006-1 Notes”);

•                  $1,202,800,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2007-1 (the “Series 2007-1 Notes”);

•                  $1,039,840,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2007-2 (the “Series 2007-2 Notes”);

•                  $1,455,000,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2007-3 (the “Series 2007-3 Notes”); and

•                  $485,000,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2007-4 (the “Series 2007-4 Notes” and, together with the Series 2006-1 Notes, the Series 2007-1 Notes, the Series 2007-2 Notes and the Series 2007-3 Notes, the “Regulation AB Notes”).

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)                               Item 1:       Business

(B)                               Item 1A:    Risk Factors

(C)                               Item 2:       Properties

(D)                               Item 4:       Submission of Matters to a Vote of Security Holders

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 3. Legal Proceedings.

There were no material legal proceedings involving the Trust, RFS Holding, L.L.C. or to the extent relating to the Trust or the assets of the Trust, the Indenture Trustee, GE Money Bank, any servicer for the Trust or the Owner Trustee, which were pending at December 31, 2007 or as of the date of this report, other than ordinary routine litigation involving the assets of the Trust or the duties of the Indenture Trustee the Owner Trustee, the Servicer or the Transferor.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)                               Item 6:       Selected Financial Data

(B)                               Item 7:       Management’s Discussion and Analysis of Financial Condition and Results of Operation

(C)                               Item 7A:    Quantitative and Qualitative Disclosures about Market Risk

(D)                               Item 8:       Financial Statements and Supplementary Data

(E)                                 Item 9:       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(F)                                 Item 9A:    Controls and Procedures

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

(a)                                  To the best knowledge of the Registrant, there is no established public trading market for the Notes.

Each publicly-offered class of the Trust’s Notes is represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository Trust Company

(b)                                 Not applicable.

(c)                                  Not applicable.

Item 9B. Other Information.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)                               Item 10:    Directors and Executive Officers of the Registrant

(B)                               Item 11:    Executive Compensation

(C)                               Item 13:    Certain Relationships and Related Transactions

(D)                               Item 14:    Principal Accountant Fees and Services

Item 12: Security Ownership of Certain Beneficial Owners and Management

RFS Holding, L.L.C. owns 100% of the beneficial interest in the Trust pursuant to the Trust Agreement.

Each publicly offered class of the Trust’s Notes is represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository Trust Company.

PART IV

Item 15. Exhibits And Financial Statement Schedules.

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit 3.1	Certificate of Formation of the Depositor dated December 19, 2002 (incorporated by reference to Exhibit 3.1 of Form 10-K filed on March 30, 2007)

Exhibit 3.2

First Amended and Restated Limited Liability Company Agreement of RFS Holding, L.L.C. dated June 26, 2003 (incorporated by reference to Exhibit 3.1 of Form S-3 Registration Statement filed on July 31, 2003 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.1

Master Indenture, dated as of September 25,2003, between GE Capital Credit Card Master Note Trust, as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-3 Registration Statement filed May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.2

Omnibus Amendment No. 1 to Securitization Documents, dated as of February 9, 2004, among RFS Holding, L.L.C., RFS Funding Trust, GE Money Bank, GE Capital Credit Card Master Note Trust, Deutsche Bank Trust Company Delaware, as Trustee of RFS Funding Trust, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.16 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.3

Second Amendment to Master Indenture, dated as of June 17, 2004, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on June 17, 2004)

Exhibit 4.4

Third Amendment to Master Indenture, dated as of August 31, 2006, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on September 5, 2006)

Exhibit 4.5

Series 2005-1 Indenture Supplement, dated March 30, 2005 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on April 5, 2005)

Exhibit 4.6

Series 2005-2 Indenture Supplement, dated June 30, 2005 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on July 6, 2005)

Exhibit 4.7

Series 2005-3 Indenture Supplement, dated June 30, 2005 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on July 6, 2005)

Exhibit 4.8	Series 2006-1 Indenture Supplement, dated September 27, 2006 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS

Holding, L.L.C. and GE Capital Credit Card Master Note Trust on October 2, 2006)

Exhibit 4.9

Series 2007-1 Indenture Supplement, dated March 29, 2007 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on April 4, 2007)

Exhibit 4.10

Series 2007-2 Indenture Supplement, dated March 29, 2007 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on April 4, 2007)

Exhibit 4.11

Series 2007-3 Indenture Supplement, dated June 28, 2007 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on July 3, 2007)

Exhibit 4.12

Series 2007-4 Indenture Supplement, dated June 28, 2007 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on April 4, 2007)

Exhibit 4.13

Trust Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and The Bank of New York (Delaware) (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.14

Custody and Control Agreement, dated as of September 25, 2003 by and among Deutsche Bank Trust Company of Americas, in its capacity as Custodian and in its capacity as Indenture Trustee, and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.15

Receivables Sale Agreement, dated as of June 27, 2003, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.9 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.16

RSA Assumption Agreement and Second Amendment to Receivables Sale Agreement, dated as February 7, 2005, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 7, 2005)

Exhibit 4.17

Third Amendment to Receivables Sale Agreement, dated as of December 21, 2006, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

Exhibit 4.18

Transfer Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.12 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.19

Second Amendment to Transfer Agreement, dated as of June 17, 2004, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on June 17, 2004)

Exhibit 4.20

Third Amendment to Transfer Agreement, dated as of November 21, 2004, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on November 21, 2004)

Exhibit 4.21

Fourth Amendment to Transfer Agreement, dated as of August 31, 2006, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on September 5, 2006)

Exhibit 4.22

Fifth Amendment to Transfer Agreement, dated as of December 21, 2006, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

Exhibit 4.23

Servicing Agreement, dated as of June 27, 2003, by and among RFS Funding Trust, GE Capital Credit Card Master Note Trust and GE Money Bank (incorporated by reference to Exhibit 4.13 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.24

Servicing Assumption Agreement, dated as of February 7, 2005, by GE Money Bank (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 7, 2005)

Exhibit 4.25

First Amendment to Servicing Agreement, dated as of May 22, 2006, between GE Capital Credit Master Note Trust and GE Money Bank (incorporated by reference to Exhibit 4.1 of the current report of Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 25, 2006)

Exhibit 4.26

Second Amendment to Servicing Agreement, dated as of June 28, 2007, between GE Capital Credit Master Note Trust and GE Money Bank (incorporated by reference to Exhibit 4.1 of the current report of Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on June 28, 2007)

Exhibit 4.27

Administration Agreement, dated as of September 25, 2003, among GE Capital Credit Card Master Note Trust, General Electric Capital Corporation, as administrator, and The Bank of New York (Delaware), not in its individual capacity but solely as Trustee (incorporated by reference to Exhibit 4.14 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.28

Servicer Performance Guaranty, dated as of June 27, 2003, by General Electric Capital Corporation (incorporated by reference to Exhibit 4.15 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.29

Amended and Restated Service Agreement, dated as of May 25, 2006, between GE Money Bank and General Electric Capital Corporation (incorporated by reference to Exhibit 4.16 of Amendment No. 2 to Form S-3 filed on June 14, 2006 (No. 333-130030))

Exhibit 4.30

Form of Subservicing Agreement between General Electric Capital Corporation and Affiliated Subservicers (incorporated by reference to Exhibit 4.17 of Amendment No. 2 to Form S-3 filed on June 14, 2006 (No. 333-130030))

Exhibit 31.1	Certification of Officer of Depositor delivered with respect to the Pre-Regulation AB Notes

Exhibit 31.2	Certification of Officer of Depositor delivered with respect to the Regulation AB Notes

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of GE Money Bank

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of GE Consumer Finance, Inc.

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of General Electric Capital Corporation

Exhibit 33.4	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Deutsche Bank Trust Company Americas

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of GE Money Bank

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of GE Consumer Finance, Inc.

Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of General Electric Capital Corporation

Exhibit 34.4	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of Deutsche Bank Trust Company Americas

Exhibit 35.1	Servicing Compliance Statement of GE Money Bank

Exhibit 35.2	Servicing Compliance Statement of GE Consumer Finance, Inc.

Exhibit 35.3	Servicing Compliance Statement of General Electric Capital Corporation

SUBSTITUTE INFORMATION PROVIDE IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

Not applicable.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers).

Not applicable.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Not applicable because the significance percentage for all derivative instruments relating to the Regulation AB Notes is less than 10%.

Item 1117 of Regulation AB. Legal Proceedings.

There are no legal proceedings pending or proceedings known to be contemplated by governmental authorities against any of Deutsche Bank Trust Company Americas (the Indenture Trustee), BNYM (Delaware) (formerly known as The Bank of New York (Delaware)) (the Owner Trustee), GE Money Bank (the Servicer and Sponsor), RFS Holding, L.L.C. (the Depositor) , any sub-servicer for the Issuing Entity or GE Capital Credit Card Master Note Trust (the Issuing Entity), or of which any property of foregoing is subject, that are material to holders of the Regulation AB Notes.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

The information required by Item 1119 of Regulation AB has been previously reported and is omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB Compliance with Applicable Servicing Criteria.

Each of GE Money Bank, General Electric Capital Corporation, GE Consumer Finance, Inc. and Deutsche Bank Trust Company Americas (collectively, the “PPSF’s”) have each been identified by the registrant as parties participating in the servicing function with respect to more than 5% of the pool assets held by the Issuing Entity.  Each of the PPSF’s has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K.  In addition, each of the PPSF’s has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which Attestation Reports are also attached as exhibits to this Form 10-K.

Neither the Servicing Reports nor the Attestation Reports has identified any material instance of noncompliance with the servicing criteria applicable to the related PPSF.

Item 1123 of Regulation AB. Servicer Compliance Statement.

Each of GE Money Bank, GE Consumer Finance, Inc. and General Electric Capital Corporation has completed a Statement of Compliance with applicable servicing criteria (a “Compliance Statement”) signed by an authorized officer of such servicer.  Each Compliance Statement is attached as an exhibit to this 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuing Entity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 2008

RFS HOLDING, L.L.C., as Depositor

By:	/s/ Ravi Ramanujam
Name:	Ravi Ramanujam
Title:	Vice President, and as the senior officer in charge of securitization

EXHIBIT INDEX

Exhibit 3.1	Certificate of Formation of the Depositor dated December 19, 2002 (incorporated by reference to Exhibit 31.1 of Form 10-K filed on March 30, 2007)

Exhibit 3.2

First Amended and Restated Limited Liability Company Agreement of RFS Holding, L.L.C. dated June 26, 2003 (incorporated by reference to Exhibit 3.1 of Form S-3 Registration Statement filed on July 31, 2003 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.1

Master Indenture, dated as of September 25,2003, between GE Capital Credit Card Master Note Trust, as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-3 Registration Statement filed May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.2

Omnibus Amendment No. 1 to Securitization Documents, dated as of February 9, 2004, among RFS Holding, L.L.C., RFS Funding Trust, GE Money Bank, GE Capital Credit Card Master Note Trust, Deutsche Bank Trust Company Delaware, as Trustee of RFS Funding Trust, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.16 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.3

Second Amendment to Master Indenture, dated as of June 17, 2004, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on June 17, 2004)

Exhibit 4.4

Third Amendment to Master Indenture, dated as of August 31, 2006, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on September 5, 2006)

Exhibit 4.5

Series 2005-1 Indenture Supplement, dated March 30, 2005 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on April 5, 2005)

Exhibit 4.6

Series 2005-2 Indenture Supplement, dated June 30, 2005 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on July 6, 2005)

Exhibit 4.7

Series 2005-3 Indenture Supplement, dated June 30, 2005 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on July 6, 2005)

Exhibit 4.8

Series 2006-1 Indenture Supplement, dated September 27, 2006 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on October 2, 2006)

Exhibit 4.9

Series 2007-1 Indenture Supplement, dated March 29, 2007 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on April 4, 2007)

Exhibit 4.10

Series 2007-2 Indenture Supplement, dated March 29, 2007 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on April 4, 2007)

Exhibit 4.11

Series 2007-3 Indenture Supplement, dated June 28, 2007 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on July 3, 2007)

Exhibit 4.12

Series 2007-4 Indenture Supplement, dated June 28, 2007 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on April 4, 2007)

Exhibit 4.13

Trust Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and The Bank of New York (Delaware) (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.14

Custody and Control Agreement, dated as of September 25, 2003 by and among Deutsche Bank Trust Company of Americas, in its capacity as Custodian and in its capacity as Indenture Trustee, and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.15

Receivables Sale Agreement, dated as of June 27, 2003, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.9 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.16

RSA Assumption Agreement and Second Amendment to Receivables Sale Agreement, dated as February 7, 2005, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 7, 2005)

Exhibit 4.17

Third Amendment to Receivables Sale Agreement, dated as of December 21, 2006, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

Exhibit 4.18

Transfer Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.12 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.19	Second Amendment to Transfer Agreement, dated as of June 17, 2004, between RFS Holding, L.L.C. and GE Capital Credit Card

Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on June 17, 2004)

Exhibit 4.20

Third Amendment to Transfer Agreement, dated as of November 21, 2004, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on November 21, 2004)

Exhibit 4.21

Fourth Amendment to Transfer Agreement, dated as of August 31, 2006, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on September 5, 2006)

Exhibit 4.22

Fifth Amendment to Transfer Agreement, dated as of December 21, 2006, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

Exhibit 4.23

Servicing Agreement, dated as of June 27, 2003, by and among RFS Funding Trust, GE Capital Credit Card Master Note Trust and GE Money Bank (incorporated by reference to Exhibit 4.13 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.24

Servicing Assumption Agreement, dated as of February 7, 2005, by GE Money Bank (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 7, 2005)

Exhibit 4.25

First Amendment to Servicing Agreement, dated as of May 22, 2006, between GE Capital Credit Master Note Trust and GE Money Bank (incorporated by reference to Exhibit 4.1 of the current report of Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 25, 2006)

Exhibit 4.26

Second Amendment to Servicing Agreement, dated as of June 28, 2007, between GE Capital Credit Master Note Trust and GE Money Bank (incorporated by reference to Exhibit 4.1 of the current report of Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on June 28, 2007)

Exhibit 4.27

Administration Agreement, dated as of September 25, 2003, among GE Capital Credit Card Master Note Trust, General Electric Capital Corporation, as administrator, and The Bank of New York (Delaware), not in its individual capacity but solely as Trustee (incorporated by reference to Exhibit 4.14 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.28

Servicer Performance Guaranty, dated as of June 27, 2003, by General Electric Capital Corporation (incorporated by reference to Exhibit 4.15 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.29	Amended and Restated Service Agreement, dated as of May 25, 2006,

between GE Money Bank and General Electric Capital Corporation (incorporated by reference to Exhibit 4.16 of Amendment No. 2 to Form S-3 filed on June 14, 2006 (No. 333-130030))

Exhibit 4.30

Form of Subservicing Agreement between General Electric Capital Corporation and Affiliated Subservicers (incorporated by reference to Exhibit 4.17 of Amendment No. 2 to Form S-3 filed on June 14, 2006 (No. 333-130030))

Exhibit 31.1	Certification of Officer of Depositor delivered with respect to the Pre-Regulation AB Notes

Exhibit 31.2	Certification of Officer of Depositor delivered with respect to the Series 2006-1 Notes

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of GE Money Bank

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of GE Consumer Finance, Inc.

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of General Electric Capital Corporation

Exhibit 33.4	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Deutsche Bank Trust Company Americas

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of GE Money Bank

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of GE Consumer Finance, Inc.

Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of General Electric Capital Corporation

Exhibit 34.4	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of Deutsche Bank Trust Company Americas

Exhibit 35.1	Servicing Compliance Statement of GE Money Bank

Exhibit 35.2	Servicing Compliance Statement of GE Consumer Finance, Inc.

Exhibit 35.3	Servicing Compliance Statement of General Electric Capital Corporation