Form 10-K
period 2008-12-31
RFS HOLDING LLC; GE Capital Credit Card Master Note Trust
filed 2009-03-30
CIK 1226006, 1290098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

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

777 Long Ridge Road, Bldg. B, 3rd Floor

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

Documents Incorporated by Reference.  None.

INTRODUCTORY NOTE

This Annual Report on Form 10-K (the “Report”) is filed with respect to GE Capital Credit Card Master Note Trust (the “Trust”), a statutory trust formed under the laws of the State of Delaware.  The Trust has issued the following outstanding series of asset-backed notes registered pursuant to the Securities Act of 1933 prior to effectiveness of Regulation AB:

•                  $952,500,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2005-1 (the “Series 2005-1 Notes”);

•                  $952,500,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2005-2 (the “Series 2005-2 Notes”), which were paid in full on June 16, 2008; and

•                  $714,375,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2005-3 (the “Series 2005-3 Notes” and, together with the Series 2005-1 Notes and the Series 2005-2 Notes, the “Pre-Regulation AB Notes”).

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 3. Legal Proceedings.

There were no material legal proceedings involving the Trust, RFS Holding, L.L.C. or to the extent relating to the Trust or the assets of the Trust, the Indenture Trustee, GE Money Bank, any servicer for the Trust or the Owner Trustee, which were pending at December 31, 2008 or as of the date of this report, other than ordinary routine litigation involving the assets of the Trust or the duties of the Indenture Trustee the Owner Trustee, the Servicer or the Transferor.

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

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

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

Item 9A(T). Controls and Procedures

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

PART IV

Item 15. Exhibits And Financial Statement Schedules.

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit 3.1

Certificate of Formation of RFS Holding, L.L.C. dated December 19, 2002 (incorporated by reference to Exhibit 3.1 of Form 10-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 30, 2007)

Exhibit 3.2

Second Amended and Restated Limited Liability Company Agreement of RFS Holding, L.L.C., dated September 29, 2008 (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on October 1, 2008)

Exhibit 4.1

Master Indenture, dated as of September 25,2003, between GE Capital Credit Card Master Note Trust, as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-3 Registration Statement filed May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.2

Omnibus Amendment No. 1 to Securitization Documents, dated as of February 9, 2004, among RFS Holding, L.L.C., RFS Funding Trust, GE Money Bank, GE Capital Credit Card Master Note Trust, Deutsche Bank Trust Company Delaware, as Trustee of RFS Funding Trust, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.16 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.3

Second Amendment to Master Indenture, dated as of June 17, 2004, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on June 17, 2004)

Exhibit 4.4

Third Amendment to Master Indenture, dated as of August 31, 2006, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on September 5, 2006)

Exhibit 4.5

Fourth Amendment to Master Indenture, dated as of June 28, 2007, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on July 3, 2007)

Exhibit 4.6

Fifth Amendment to Master Indenture, dated as of May 22, 2008, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on May 28, 2008)

Exhibit 4.7

Series 2005-1 Indenture Supplement, dated March 30, 2005 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on April 5, 2005)

Exhibit 4.8

Series 2005-2 Indenture Supplement, dated June 30, 2005 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on July 6, 2005)

Exhibit 4.9

Series 2005-3 Indenture Supplement, dated June 30, 2005 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on July 6, 2005)

Exhibit 4.10

Series 2006-1 Indenture Supplement, dated September 27, 2006 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on October 2, 2006)

Exhibit 4.11

Series 2007-1 Indenture Supplement, dated March 29, 2007 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on April 4, 2007)

Exhibit 4.12

Series 2007-2 Indenture Supplement, dated March 29, 2007 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on April 4, 2007)

Exhibit 4.13

Series 2007-3 Indenture Supplement, dated June 28, 2007 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on July 3, 2007)

Exhibit 4.14

Series 2007-4 Indenture Supplement, dated June 28, 2007 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on April 4, 2007)

Exhibit 4.15

Trust Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and The Bank of New York (Delaware) (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.16

Custody and Control Agreement, dated as of September 25, 2003 by and among Deutsche Bank Trust Company of Americas, in its capacity as Custodian and in its capacity as Indenture Trustee, and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.17

Receivables Sale Agreement, dated as of June 27, 2003, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.9 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.18

RSA Assumption Agreement and Second Amendment to Receivables Sale Agreement, dated as February 7, 2005, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 7, 2005)

Exhibit 4.19

Third Amendment to Receivables Sale Agreement, dated as of December 21, 2006, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

Exhibit 4.20

Fourth Amendment to Receivables Sale Agreement, dated as of May 21, 2008, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

Exhibit 4.21

Designation of Removed Accounts and Fifth Amendment to Receivables Sale Agreement, dated as of December 29, 2008, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008)

Exhibit 4.22

Transfer Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.12 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.23

Second Amendment to Transfer Agreement, dated as of June 17, 2004, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on June 17, 2004)

Exhibit 4.24

Third Amendment to Transfer Agreement, dated as of November 21, 2004, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on November 21, 2004)

Exhibit 4.25

Fourth Amendment to Transfer Agreement, dated as of August 31, 2006, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on September 5, 2006)

Exhibit 4.26

Fifth Amendment to Transfer Agreement, dated as of December 21, 2006, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

Exhibit 4.27

Sixth Amendment to Transfer Agreement, dated as of May 21, 2008, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

Exhibit 4.28

Reassignment of Receivables in Removed Accounts and Seventh Amendment to Transfer Agreement, dated as of December 29, 2008, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008)

Exhibit 4.29

Servicing Agreement, dated as of June 27, 2003, by and among RFS Funding Trust, GE Capital Credit Card Master Note Trust and GE Money Bank (incorporated by reference to Exhibit 4.13 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.30	Servicing Assumption Agreement, dated as of February 7, 2005, by GE Money Bank (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 7, 2005)

Exhibit 4.31

First Amendment to Servicing Agreement, dated as of May 22, 2006, between GE Capital Credit Master Note Trust and GE Money Bank (incorporated by reference to Exhibit 4.1 of the current report of Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 25, 2006)

Exhibit 4.32

Second Amendment to Servicing Agreement, dated as of June 28, 2007, between GE Capital Credit Master Note Trust and GE Money Bank (incorporated by reference to Exhibit 4.1 of the current report of Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on June 28, 2007)

Exhibit 4.33

Instrument of Resignation, Appointment and Acceptance and Third Amendment to Servicing Agreement, dated as of May 22, 2008, between GE Capital Credit Master Note Trust,  GE Money Bank and General Electric Capital Corporation (incorporated by reference to Exhibit 4.3 of the current report of Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

Exhibit 4.34

Administration Agreement, dated as of September 25, 2003, among GE Capital Credit Card Master Note Trust, General Electric Capital Corporation, as administrator, and The Bank of New York (Delaware), not in its individual capacity but solely as Trustee (incorporated by reference to Exhibit 4.14 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.35

Servicer Performance Guaranty, dated as of June 27, 2003, by General Electric Capital Corporation (incorporated by reference to Exhibit 4.15 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.36

Amended and Restated Service Agreement, dated as of May 25, 2006, between GE Money Bank and General Electric Capital Corporation (incorporated by reference to Exhibit 4.16 of Amendment No. 2 to Form S-3 filed on June 14, 2006 (No. 333-130030))

Exhibit 4.37

Form of Subservicing Agreement between General Electric Capital Corporation and Affiliated Subservicers (incorporated by reference to Exhibit 4.17 of Amendment No. 2 to Form S-3 filed on June 14, 2006 (No. 333-130030))

Exhibit 31.1	Certification of Officer of Depositor delivered with respect to the Pre-Regulation AB Notes

Exhibit 31.2	Certification of Officer of Depositor delivered with respect to the Regulation AB Notes

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of GE Money Bank

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of GE Consumer Finance, Inc.

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of General Electric Capital Corporation

Exhibit 33.4	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Deutsche Bank Trust Company Americas

Exhibit 33.5	Letter from Deutsche Bank Trust Company Americas to GE Money Bank

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of GE Money Bank

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of GE Consumer Finance, Inc.

Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of General Electric Capital Corporation

Exhibit 34.4	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of Deutsche Bank Trust Company Americas

Exhibit 35.1	Servicing Compliance Statement of GE Money Bank

Exhibit 35.2	Servicing Compliance Statement of GE Consumer Finance, Inc.

Exhibit 35.3	Servicing Compliance Statement of General Electric Capital Corporation

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

Not applicable.

Item 1117 of Regulation AB. Legal Proceedings.

There are no legal proceedings pending or proceedings known to be contemplated by governmental authorities against any of Deutsche Bank Trust Company Americas (“DBTCA”), as indenture trustee (the “Indenture Trustee”), BNY Mellon Trust of Delaware (formerly known as BNYM (Delaware)) (the “Owner Trustee”), GE Money Bank (the “Sponsor” or the “Resigned Servicer”), RFS Holding, L.L.C. (the “Depositor”) , General Electric Capital Corporation (“GE Capital” or the “Servicer”), any sub-servicer for the Issuing Entity or GE Capital Credit Card Master Note Trust (the “Issuing Entity”), or of which any property of foregoing is subject, that are material to holders of the Regulation AB Notes.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

The information required by item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB Compliance with Applicable Servicing Criteria.

Each of GE Money Bank, GE Capital, GE Consumer Finance, Inc. and DBTCA (in its capacity as Indenture Trustee) (collectively, the “PPSF’s”) have each been identified by the registrant as parties participating in the servicing function with respect to more than 5% of the pool assets held by the Issuing Entity.  Each of the PPSF’s has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K.  In addition, each of the PPSF’s has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which Attestation Reports are also attached as exhibits to this Form 10-K.  Neither the Servicing Reports nor the Attestation Reports have identified any material instances of noncompliance with the servicing criteria applicable to the Servicing Parties, except as set forth in the immediately following paragraph.

The Servicing Report and the Attestation Report for DBTCA identified the following material instance of non-compliance with servicing criterion 1122(d)(1)(i), as applicable to DBTCA during the year ended December 31, 2008:  policies and procedures were not instituted to monitor certain events of default in that notification of the event of default was not provided to the certificate holders within the timeframe required by the transaction agreements.   The Servicing Report and the Attestation Report for DBTCA are at a platform level which includes all asset-backed securities issued on or after January 1, 2006 for which DBTCA provides trustee, securities administration, paying agent or custodian services, as defined in the transaction agreements, excluding publicly-issued securities sponsored or issued by any government sponsored entity.  Certain holders of certificates not issued by the Issuing Entity were not notified by DBTCA of an event of default within the timeframe specified by the transaction agreements applicable to those certificates.  As set forth in Exhibit 33.5 to this Form 10-K, DBTCA has notified the Sponsor that the servicing criteria set forth in Section 1122(d)(1)(i) of Regulation AB was not a servicing criteria which DBTCA was required to perform in its capacity as Indenture Trustee for the Issuing Entity and, as a result, such noncompliance by DBTCA does not pertain to the GE Capital Credit Card Master Note Trust transactions.  The Depositor and the Sponsor believe that DBTCA’s noncompliance with the applicable servicing criteria had no adverse impact on the Issuing Entity’s noteholders.

Item 1123 of Regulation AB. Servicer Compliance Statement.

Each of GE Money Bank, GE Consumer Finance, Inc. and GE Capital has completed a Statement of Compliance with applicable servicing criteria (a “Compliance Statement”) signed by an authorized officer of such servicer.  Each Compliance Statement is attached as an exhibit to this 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuing Entity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 26, 2009

RFS HOLDING, L.L.C., as Depositor

By:	/s/	Ravi Ramanujam
Name:		Ravi Ramanujam
Title:		Vice President, and as the senior officer in charge of securitization

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit 3.1

Certificate of Formation of RFS Holding, L.L.C. dated December 19, 2002 (incorporated by reference to Exhibit 3.1 of Form 10-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 30, 2007)

Exhibit 3.2

First Amended and Restated Limited Liability Company Agreement of RFS Holding, L.L.C. dated June 26, 2003 (incorporated by reference to Exhibit 3.1 of Form S-3 Registration Statement filed on July 31, 2003 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.1

Master Indenture, dated as of September 25,2003, between GE Capital Credit Card Master Note Trust, as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-3 Registration Statement filed May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.2

Omnibus Amendment No. 1 to Securitization Documents, dated as of February 9, 2004, among RFS Holding, L.L.C., RFS Funding Trust, GE Money Bank, GE Capital Credit Card Master Note Trust, Deutsche Bank Trust Company Delaware, as Trustee of RFS Funding Trust, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.16 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.3

Second Amendment to Master Indenture, dated as of June 17, 2004, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on June 17, 2004)

Exhibit 4.4

Third Amendment to Master Indenture, dated as of August 31, 2006, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on September 5, 2006)

Exhibit 4.5

Fourth Amendment to Master Indenture, dated as of June 28, 2007, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on July 3, 2007)

Exhibit 4.6

Fifth Amendment to Master Indenture, dated as of May 22, 2008, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on May 28, 2008)

Exhibit 4.7

Series 2005-1 Indenture Supplement, dated March 30, 2005 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on April 5, 2005)

Exhibit 4.8

Series 2005-2 Indenture Supplement, dated June 30, 2005 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on July 6, 2005)

Exhibit 4.9

Series 2005-3 Indenture Supplement, dated June 30, 2005 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on July 6, 2005)

Exhibit 4.10

Series 2006-1 Indenture Supplement, dated September 27, 2006 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on October 2, 2006)

Exhibit 4.11

Series 2007-1 Indenture Supplement, dated March 29, 2007 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on April 4, 2007)

Exhibit 4.12

Series 2007-2 Indenture Supplement, dated March 29, 2007 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on April 4, 2007)

Exhibit 4.13

Series 2007-3 Indenture Supplement, dated June 28, 2007 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on July 3, 2007)

Exhibit 4.14

Series 2007-4 Indenture Supplement, dated June 28, 2007 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on April 4, 2007)

Exhibit 4.15

Trust Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and The Bank of New York (Delaware) (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.16

Custody and Control Agreement, dated as of September 25, 2003 by and among Deutsche Bank Trust Company of Americas, in its capacity as Custodian and in its capacity as Indenture Trustee, and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.17

Receivables Sale Agreement, dated as of June 27, 2003, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.9 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.18

RSA Assumption Agreement and Second Amendment to Receivables Sale Agreement, dated as February 7, 2005, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 7, 2005)

Exhibit 4.19

Third Amendment to Receivables Sale Agreement, dated as of December 21, 2006, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

Exhibit 4.20

Fourth Amendment to Receivables Sale Agreement, dated as of May 21, 2008, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

Exhibit 4.21

Designation of Removed Accounts and Fifth Amendment to Receivables Sale Agreement, dated as of December 29, 2008, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008)

Exhibit 4.22

Transfer Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.12 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.23

Second Amendment to Transfer Agreement, dated as of June 17, 2004, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on June 17, 2004)

Exhibit 4.24

Third Amendment to Transfer Agreement, dated as of November 21, 2004, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on November 21, 2004)

Exhibit 4.25

Fourth Amendment to Transfer Agreement, dated as of August 31, 2006, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on September 5, 2006)

Exhibit 4.26

Fifth Amendment to Transfer Agreement, dated as of December 21, 2006, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

Exhibit 4.27

Sixth Amendment to Transfer Agreement, dated as of May 21, 2008, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

Exhibit 4.28

Reassignment of Receivables in Removed Accounts and Seventh Amendment to Transfer Agreement, dated as of December 29, 2008, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008)

Exhibit 4.29

Servicing Agreement, dated as of June 27, 2003, by and among RFS Funding Trust, GE Capital Credit Card Master Note Trust and GE Money Bank (incorporated by reference to Exhibit 4.13 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.30

Servicing Assumption Agreement, dated as of February 7, 2005, by GE Money Bank (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 7, 2005)

Exhibit 4.31

First Amendment to Servicing Agreement, dated as of May 22, 2006, between GE Capital Credit Master Note Trust and GE Money Bank (incorporated by reference to Exhibit 4.1 of the current report of Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 25, 2006)

Exhibit 4.32

Second Amendment to Servicing Agreement, dated as of June 28, 2007, between GE Capital Credit Master Note Trust and GE Money Bank (incorporated by reference to Exhibit 4.1 of the current report of Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on June 28, 2007)

Exhibit 4.33

Instrument of Resignation, Appointment and Acceptance and Third Amendment to Servicing Agreement, dated as of May 22, 2008, between GE Capital Credit Master Note Trust, GE Money Bank and General Electric Capital Corporation (incorporated by reference to Exhibit 4.3 of the current report of Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

Exhibit 4.34

Administration Agreement, dated as of September 25, 2003, among GE Capital Credit Card Master Note Trust, General Electric Capital Corporation, as administrator, and The Bank of New York (Delaware), not in its individual capacity but solely as Trustee (incorporated by reference to Exhibit 4.14 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.35

Servicer Performance Guaranty, dated as of June 27, 2003, by General Electric Capital Corporation (incorporated by reference to Exhibit 4.15 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.36

Amended and Restated Service Agreement, dated as of May 25, 2006, between GE Money Bank and General Electric Capital Corporation (incorporated by reference to Exhibit 4.16 of Amendment No. 2 to Form S-3 filed on June 14, 2006 (No. 333-130030))

Exhibit 4.37

Form of Subservicing Agreement between General Electric Capital Corporation and Affiliated Subservicers (incorporated by reference to Exhibit 4.17 of Amendment No. 2 to Form S-3 filed on June 14, 2006 (No. 333-130030))

Exhibit 31.1	Certification of Officer of Depositor delivered with respect to the Pre-Regulation AB Notes
Exhibit 31.2	Certification of Officer of Depositor delivered with respect to the Regulation AB Notes
Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of GE Money Bank
Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of GE Consumer Finance, Inc.
Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of General Electric Capital Corporation
Exhibit 33.4	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Deutsche Bank Trust Company Americas
Exhibit 33.5	Letter from Deutsche Bank Trust Company Americas to GE Money Bank
Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of GE Money Bank
Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of GE Consumer Finance, Inc.
Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of General Electric Capital Corporation
Exhibit 34.4	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of Deutsche Bank Trust Company Americas
Exhibit 35.1	Servicing Compliance Statement of GE Money Bank
Exhibit 35.2	Servicing Compliance Statement of GE Consumer Finance, Inc.
Exhibit 35.3	Servicing Compliance Statement of General Electric Capital Corporation