Form 10-K
period 2009-12-31
RFS HOLDING LLC; GE Capital Credit Card Master Note Trust
filed 2010-03-30
CIK 1226006, 1290098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

333-107495, 333-130030, 333-144945
333-107495-02, 333-130030-01, 333-144945-01

(Commission File Numbers)

GE CAPITAL CREDIT CARD MASTER NOTE TRUST

(Exact Name of Issuing Entity as Specified in its Charter)

RFS HOLDING, L.L.C.

(Exact Name of Depositor as Specified in its Charter)

GE MONEY BANK

(Exact Name of Sponsor as Specified in its Charter)

Delaware

(State of Organization of the Issuing Entity)

57-1173164, 20-0268039

(I.R.S. Employer Identification Nos. for Registrant and Issuing Entity, respectively)

c/o General Electric Capital Corporation

901 Main Avenue
Norwalk, CT

(203) 585-6669
(Address and Telephone Number of Principal Executive Offices of Issuing Entity)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

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

Documents Incorporated by Reference.  None.

INTRODUCTORY NOTE

This Annual Report on Form 10-K (the “Report”) is filed with respect to GE Capital Credit Card Master Note Trust (the “Trust”), a statutory trust formed under the laws of the State of Delaware.  The Trust has issued the following series of asset-backed notes that were registered pursuant to the Securities Act of 1933 prior to effectiveness of Regulation AB and that were outstanding during the fiscal year ended December 31, 2009:

•      $952,500,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2005-1 (the “Series 2005-1 Notes”), which were paid in full on March 15, 2010; and

•      $714,375,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2005-3 (the “Series 2005-3 Notes” and, together with the Series 2005-1 Notes, the “Pre-Regulation AB Notes”).

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

The Trust has issued the following series of asset-backed notes that were registered pursuant to the Securities Act of 1933 following the effectiveness of Regulation AB and that were outstanding during the fiscal year ended December 31, 2009:

•      $970,000,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2006-1 (the “Series 2006-1 Notes”), which were paid in full on September 15, 2009;

•      $1,202,800,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2007-1 (the “Series 2007-1 Notes”), which were paid in full on March 15, 2010;

•      $1,039,840,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2007-2 (the “Series 2007-2 Notes”);

•      $1,455,000,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2007-3 (the “Series 2007-3 Notes”);

•      $485,000,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2007-4 (the “Series 2007-4 Notes”);

•      $1,278,350,515 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2009-1 (the “Series 2009-1 Notes”);

•      $2,222,500,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2009-2 (the “Series 2009-2 Notes”);

•      $952,500,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2009-3 (the “Series 2009-3 Notes”); and

•      $603,250,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2009-4 (the “Series 2009-4 Notes” and, together with the Series 2006-1 Notes, the Series 2007-1 Notes, the Series 2007-2 Notes, the Series 2007-3 Notes, the Series 2007-4 Notes, the Series 2009-1 Notes, the Series 2009-2 Notes and the Series 2009-3 Notes, the “Regulation AB Notes”).

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)          Item 1:       Business

(B)          Item 1A:    Risk Factors

(C)          Item 2:       Properties

(D)          Item 4:       (Removed and Reserved)

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 3. Legal Proceedings.

There were no material legal proceedings involving the Trust, RFS Holding, L.L.C. or to the extent relating to the Trust or the assets of the Trust, the Indenture Trustee, GE Money Bank, any servicer for the Trust or the Owner Trustee, which were pending at December 31, 2009 or as of the date of this report, other than ordinary routine litigation involving the assets of the Trust or the duties of the Indenture Trustee the Owner Trustee, the Servicer or the Transferor.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)          Item 6:       Selected Financial Data

(B)          Item 7:       Management’s Discussion and Analysis of Financial Condition and Results of Operations

(C)          Item 7A:    Quantitative and Qualitative Disclosures about Market Risk

(D)          Item 8:       Financial Statements and Supplementary Data

(E)           Item 9:       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(F)           Item 9A:    Controls and Procedures

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           To the best knowledge of the Registrant, there is no established public trading market for the Notes.

Each publicly-offered class of the Trust’s Notes is represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository Trust Company

(b)           Not applicable.

(c)           Not applicable.

Item 9A(T). Controls and Procedures.

Not applicable.

Item 9B. Other Information.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)          Item 10:    Directors, Executive Officers and Corporate Governance

(B)          Item 11:    Executive Compensation

(C)          Item 13:    Certain Relationships and Related Transactions, and Director Independence

(D)          Item 14:    Principal Accountant Fees and Services

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

RFS Holding, L.L.C. owns 100% of the beneficial interest in the Trust pursuant to the Trust Agreement.

Each publicly offered class of the Trust’s Notes is represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository Trust Company.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit 3.1

Certificate of Formation of RFS Holding, L.L.C. dated December 19, 2002 (incorporated by reference to Exhibit 3.1 of Form 10-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 30, 2007)

Exhibit 3.2

Second Amended and Restated Limited Liability Company Agreement of RFS Holding, L.L.C., dated September 29, 2008 (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on October 1, 2008)

Exhibit 4.1

Master Indenture, dated as of September 25,2003, between GE Capital Credit Card Master Note Trust, as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-3 Registration Statement filed May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.2

Omnibus Amendment No. 1 to Securitization Documents, dated as of February 9, 2004, among RFS Holding, L.L.C., RFS Funding Trust, GE Money Bank, GE Capital Credit Card Master Note Trust, Deutsche Bank Trust Company Delaware, as Trustee of RFS Funding Trust, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.16 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.3

Second Amendment to Master Indenture, dated as of June 17, 2004, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 2, 2004)

Exhibit 4.4

Third Amendment to Master Indenture, dated as of August 31, 2006, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on September 5, 2006)

Exhibit 4.5

Fourth Amendment to Master Indenture, dated as of June 28, 2007, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on July 3, 2007)

Exhibit 4.6

Fifth Amendment to Master Indenture, dated as of May 22, 2008, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on May 28, 2008)

Exhibit 4.7

Sixth Amendment to Master Indenture, dated as of August 7, 2009, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on August 7, 2009)

Exhibit 4.8

Amended and Restated Series 2005-1 Indenture Supplement, dated as of December 9, 2009 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on December 9, 2009)

Exhibit 4.9

Series 2005-3 Indenture Supplement, dated as of June 30, 2005 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on July 6, 2005)

Exhibit 4.10

Supplemental Indenture No. 1 to Series 2005-3 Indenture Supplement, dated as of September 10, 2009 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on September 11, 2009)

Exhibit 4.11

Series 2006-1 Indenture Supplement, dated as of September 27, 2006 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on October 2, 2006)

Exhibit 4.12

Amended and Restated Series 2007-1 Indenture Supplement, dated as of December 9, 2009 (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on December 9, 2009)

Exhibit 4.13

Series 2007-2 Indenture Supplement, dated as of March as of 29, 2007 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on April 4, 2007)

Exhibit 4.14

Supplemental Indenture No. 1 to Series 2007-2 Indenture Supplement, dated as of June 22, 2009 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on June 22, 2009)

Exhibit 4.15

Series 2007-3 Indenture Supplement, dated as of June 28, 2007 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on July 3, 2007)

Exhibit 4.16

Supplemental Indenture No. 1 to Series 2007-3 Indenture Supplement, dated as of September 10, 2009 (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on September 11, 2009)

Exhibit 4.17

Series 2007-4 Indenture Supplement, dated as of June 28, 2007 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on July 3, 2007)

Exhibit 4.18

Supplemental Indenture No. 1 to Series 2007-4 Indenture Supplement, dated as of June 22, 2009 (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on June 22, 2009)

Exhibit 4.19

Series 2009-1 Indenture Supplement, dated as of May 12, 2009 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on May 18, 2009)

Exhibit 4.20

Series 2009-2 Indenture Supplement, dated as of August 13, 2009 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on August 13, 2009)

Exhibit 4.21

Series 2009-3 Indenture Supplement, dated as of September 21, 2009 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on September 23, 2009)

Exhibit 4.22

Series 2009-4 Indenture Supplement, dated as of November 24, 2009 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on November 25, 2009)

Exhibit 4.23

Trust Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and The Bank of New York (Delaware) (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.24

Custody and Control Agreement, dated as of September 25, 2003 by and among Deutsche Bank Trust Company of Americas, in its capacity as Custodian and in its capacity as Indenture Trustee, and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.25

Receivables Sale Agreement, dated as of June 27, 2003, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.9 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.26

RSA Assumption Agreement and Second Amendment to Receivables Sale Agreement, dated as February 7, 2005, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 7, 2005)

Exhibit 4.27

Third Amendment to Receivables Sale Agreement, dated as of December 21, 2006, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

Exhibit 4.28

Fourth Amendment to Receivables Sale Agreement, dated as of May 21, 2008, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

Exhibit 4.29

Designation of Removed Accounts and Fifth Amendment to Receivables Sale Agreement, dated as of December 29, 2008, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008)

Exhibit 4.30

Designation of Removed Accounts and Sixth Amendment to Receivables Sale Agreement, dated as of February 26, 2009, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 26, 2009)

Exhibit 4.31

Transfer Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.12 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.32

Second Amendment to Transfer Agreement, dated as of June 17, 2004, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 2, 2004)

Exhibit 4.33

Third Amendment to Transfer Agreement, dated as of November 21, 2004, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on November 24, 2004)

Exhibit 4.34

Fourth Amendment to Transfer Agreement, dated as of August 31, 2006, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on September 5, 2006)

Exhibit 4.35

Fifth Amendment to Transfer Agreement, dated as of December 21, 2006, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

Exhibit 4.36

Sixth Amendment to Transfer Agreement, dated as of May 21, 2008, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

Exhibit 4.37

Reassignment of Receivables in Removed Accounts and Seventh Amendment to Transfer Agreement, dated as of December 29, 2008, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008)

Exhibit 4.38

Reassignment of Receivables in Removed Accounts and Eighth Amendment to Transfer Agreement, dated as of February 26, 2009, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 26, 2009)

Exhibit 4.39

Servicing Agreement, dated as of June 27, 2003, by and among RFS Funding Trust, GE Capital Credit Card Master Note Trust and GE Money Bank (incorporated by reference to Exhibit 4.13 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.40

Servicing Assumption Agreement, dated as of February 7, 2005, by GE Money Bank (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 7, 2005)

Exhibit 4.41

First Amendment to Servicing Agreement, dated as of May 22, 2006, between GE Capital Credit Master Note Trust and GE Money Bank (incorporated by reference to Exhibit 4.1 of the current report of Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 25, 2006)

Exhibit 4.42

Second Amendment to Servicing Agreement, dated as of June 28, 2007, between GE Capital Credit Master Note Trust and GE Money Bank (incorporated by reference to Exhibit 4.1 of the current report of Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on June 28, 2007)

Exhibit 4.43

Instrument of Resignation, Appointment and Acceptance and Third Amendment to Servicing Agreement, dated as of May 22, 2008, between GE Capital Credit Master Note Trust, GE Money Bank and General Electric Capital Corporation (incorporated by reference to Exhibit 4.3 of the current report of Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

Exhibit 4.44

Administration Agreement, dated as of September 25, 2003, among GE Capital Credit Card Master Note Trust, General Electric Capital Corporation, as administrator, and The Bank of New York (Delaware), not in its individual capacity but solely as Trustee (incorporated by reference to Exhibit 4.14 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.45

First Amendment to Administration Agreement, dated as of May 4, 2009, between GE Capital Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 6, 2009)

Exhibit 4.46

Form of Subservicing Agreement between General Electric Capital Corporation and Affiliated Subservicers (incorporated by reference to Exhibit 4.17 of Amendment No. 2 to Form S-3 filed on June 14, 2006 (No. 333-130030))

Exhibit 4.47

ISDA Master Agreement (Class A), dated March 30, 2005, between Royal Bank of Canada and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 5, 2005)

Exhibit 4.48

ISDA Master Agreement (Class B), dated March 30, 2005, between Royal Bank of Canada and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 5, 2005)

Exhibit 4.49

ISDA Master Agreement (Class C), dated March 30, 2005, between Royal Bank of Canada and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 5, 2005)

Exhibit 4.50

Schedule (Class A) to ISDA Master Agreement, dated March 30, 2005, between Royal Bank of Canada and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 5, 2005)

Exhibit 4.51

Schedule (Class B) to ISDA Master Agreement, dated March 30, 2005, between Royal Bank of Canada and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 5, 2005)

Exhibit 4.52

Schedule (Class C) to ISDA Master Agreement, dated March 30, 2005, between Royal Bank of Canada and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.7 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 5, 2005)

Exhibit 4.53

Confirmation (Class A) to ISDA Master Agreement, dated March 30, 2005, between Royal Bank of Canada and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 5, 2005)

Exhibit 4.54

Confirmation (Class B) to ISDA Master Agreement, dated March 30, 2005, between Royal Bank of Canada and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.9 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 5, 2005)

Exhibit 4.55

Confirmation (Class C) to ISDA Master Agreement, dated March 30, 2005, between Royal Bank of Canada and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.10 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 5, 2005)

Exhibit 4.56

Omnibus Amendment to Swap Agreements, dated as of April 10, 2006, between GE Capital Credit Card Master Note Trust and Royal Bank of Canada (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 14, 2006)

Exhibit 4.57

ISDA Master Agreement (Class B), dated June 30, 2005, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 6, 2005)

Exhibit 4.58

ISDA Master Agreement (Class C), dated June 30, 2005, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 6, 2005)

Exhibit 4.59

Schedule (Class B) to ISDA Master Agreement, dated June 30, 2005, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 6, 2005)

Exhibit 4.60

Schedule (Class C) to ISDA Master Agreement, dated June 30, 2005, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 6, 2005)

Exhibit 4.61

Confirmation (Class B) to ISDA Master Agreement, dated June 30, 2005, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 6, 2005)

Exhibit 4.62

Confirmation (Class C) to ISDA Master Agreement, dated June 30, 2005, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.7 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 6, 2005)

Exhibit 4.63

Omnibus Amendment to Swap Agreements, dated as of April 10, 2006, between GE Capital Credit Card Master Note Trust and ABN AMRO Bank N.V. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 14, 2006)

Exhibit 4.64

ISDA Novation Agreement, dated as of March 5, 2010, among GE Capital Credit Card Master Note Trust, The Royal Bank of Scotland N.V., as transferor, and The Royal Bank of Scotland plc, as transferee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 9, 2010)

Exhibit 4.65

ISDA Novation Agreement, dated as of March 5, 2010, among GE Capital Credit Card Master Note Trust, The Royal Bank of Scotland N.V., as transferor, and The Royal Bank of Scotland plc, as transferee (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 9, 2010)

Exhibit 4.66

ISDA Master Agreement (Class B), dated September 27, 2006, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on October 2, 2006)

Exhibit 4.67

ISDA Master Agreement (Class C), dated September 27, 2006, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on October 2, 2006)

Exhibit 4.68

Schedule (Class B) to ISDA Master Agreement, dated September 27, 2006, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on October 2, 2006)

Exhibit 4.69

Schedule (Class C) to ISDA Master Agreement, dated September 27, 2006, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on October 2, 2006)

Exhibit 4.70

Confirmation (Class B) to ISDA Master Agreement, dated September 27, 2006, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on October 2, 2006)

Exhibit 4.71

Confirmation (Class C) to ISDA Master Agreement, dated September 27, 2006, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.7 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on October 2, 2006)

Exhibit 4.72

ISDA Master Agreement (Class A), dated March 29, 2007, between Bank of Montreal and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.73

ISDA Master Agreement (Class C), dated March 29, 2007, between Bank of Montreal and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.74

Schedule (Class A) to ISDA Master Agreement, dated March 29, 2007, between Bank of Montreal and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.75

Schedule (Class C) to ISDA Master Agreement, dated March 29, 2007, between Bank of Montreal and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.76

Confirmation (Class A) to ISDA Master Agreement, dated March 29, 2007, between Bank of Montreal and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.77

Confirmation (Class C) to ISDA Master Agreement, dated March 29, 2007, between Bank of Montreal and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.7 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.78

Credit Support Annex (Class A) to ISDA Master Agreement, dated March 29, 2007, between Bank of Montreal and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.79

Credit Support Annex (Class C) to ISDA Master Agreement, dated March 29, 2007, between Bank of Montreal and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.9 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.80

ISDA Master Agreement (Class A), dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.81

ISDA Master Agreement (Class B), dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.82

ISDA Master Agreement (Class C), dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.83

Schedule (Class A) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.84

Schedule (Class B) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.85

Schedule (Class C) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.7 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.86

Confirmation (Class A) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.87

Confirmation (Class B) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.9 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.88

Confirmation (Class C) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.10 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.89

Credit Support Annex (Class A) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.11 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.90

Credit Support Annex (Class B) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.12 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.91

Credit Support Annex (Class C) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.13 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.92

ISDA Master Agreement (Class A-1), dated June 28, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.93

ISDA Master Agreement (Class C), dated June 28, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.94

Schedule (Class A-1) to ISDA Master Agreement, dated June 28, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.95

Schedule (Class C) to ISDA Master Agreement, dated June 28, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.96

Confirmation (Class A-1) to ISDA Master Agreement, dated June 28, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.7 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.97

Confirmation (Class C) to ISDA Master Agreement, dated June 28, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.98

Credit Support Annex (Class A-1) to ISDA Master Agreement, dated June 28, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.9 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.99

Credit Support Annex (Class C) to ISDA Master Agreement, dated June 28, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.10 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.100

ISDA Master Agreement (Class A), dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.101

ISDA Master Agreement (Class B), dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.102

ISDA Master Agreement (Class C), dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.103

Schedule (Class A) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.104

Schedule (Class B) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.105

Schedule (Class C) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.7 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.106

Confirmation (Class A) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.107

Confirmation (Class B) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.9 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.108

Confirmation (Class C) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.10 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.109

Credit Support Annex (Class A) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.11 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.110

Credit Support Annex (Class B) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.12 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.111

Credit Support Annex (Class C) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.13 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 31.1	Certification of Officer of Depositor delivered with respect to the Pre-Regulation AB Notes

Exhibit 31.2	Certification of Officer of Depositor delivered with respect to the Regulation AB Notes

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of GE Consumer Finance, Inc.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of General Electric Capital Corporation

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Deutsche Bank Trust Company Americas

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of GE Consumer Finance, Inc.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of General Electric Capital Corporation

Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of Deutsche Bank Trust Company Americas

Exhibit 35.1	Servicing Compliance Statement of GE Consumer Finance, Inc.

Exhibit 35.2	Servicing Compliance Statement of General Electric Capital Corporation

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

Item 1117 of Regulation AB. Legal Proceedings.

There are no legal proceedings pending or proceedings known to be contemplated by governmental authorities against any of Deutsche Bank Trust Company Americas (“DBTCA”), as indenture trustee (the “Indenture Trustee”), BNY Mellon Trust of Delaware (formerly known as BNYM (Delaware)) (the “Owner Trustee”), GE Money Bank (the “Sponsor”), RFS Holding, L.L.C. (the “Depositor”) , General Electric Capital Corporation (“GE Capital” or the “Servicer”), any sub-servicer for the Issuing Entity or GE Capital Credit Card Master Note Trust (the “Issuing Entity”), or of which any property of foregoing is subject, that are material to holders of the Regulation AB Notes.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

The information required by item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB Compliance with Applicable Servicing Criteria.

Each of GE Capital, GE Consumer Finance, Inc. and DBTCA (in its capacity as Indenture Trustee) (collectively, the “PPSF’s”) have been identified by the registrant as parties participating in the servicing function with respect to more than 5% of the pool assets held by the Issuing Entity.  Each of the PPSF’s has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K.  In addition, each of the PPSF’s has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which Attestation Reports are also attached as exhibits to this Form 10-K.  Neither the Servicing Reports nor the Attestation Reports have identified any material instances of noncompliance with the servicing criteria applicable to the Servicing Parties.

Item 1123 of Regulation AB. Servicer Compliance Statement.

Each of GE Consumer Finance, Inc. and GE Capital has completed a Statement of Compliance with applicable servicing criteria (a “Compliance Statement”) signed by an authorized officer of such servicer.  Each Compliance Statement is attached as an exhibit to this 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 2010

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

EXHIBIT INDEX

Exhibit 3.1

Certificate of Formation of RFS Holding, L.L.C. dated December 19, 2002 (incorporated by reference to Exhibit 3.1 of Form 10-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 30, 2007)

Exhibit 3.2

First Amended and Restated Limited Liability Company Agreement of RFS Holding, L.L.C. dated June 26, 2003 (incorporated by reference to Exhibit 3.1 of Form S-3 Registration Statement filed on July 31, 2003 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.1

Master Indenture, dated as of September 25,2003, between GE Capital Credit Card Master Note Trust, as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-3 Registration Statement filed May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.2

Omnibus Amendment No. 1 to Securitization Documents, dated as of February 9, 2004, among RFS Holding, L.L.C., RFS Funding Trust, GE Money Bank, GE Capital Credit Card Master Note Trust, Deutsche Bank Trust Company Delaware, as Trustee of RFS Funding Trust, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.16 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.3

Second Amendment to Master Indenture, dated as of June 17, 2004, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 2, 2004)

Exhibit 4.4

Third Amendment to Master Indenture, dated as of August 31, 2006, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on September 5, 2006)

Exhibit 4.5

Fourth Amendment to Master Indenture, dated as of June 28, 2007, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on July 3, 2007)

Exhibit 4.6

Fifth Amendment to Master Indenture, dated as of May 22, 2008, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on May 28, 2008)

Exhibit 4.7

Sixth Amendment to Master Indenture, dated as of August 7, 2009, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on August 7, 2009)

Exhibit 4.8

Amended and Restated Series 2005-1 Indenture Supplement, dated as of December 9, 2009 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on December 9, 2009)

Exhibit 4.9

Series 2005-3 Indenture Supplement, dated June 30, 2005 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on July 6, 2005)

Exhibit 4.10

Supplemental Indenture No. 1 to Series 2005-3 Indenture Supplement, dated as of September 10, 2009 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on September 11, 2009)

Exhibit 4.11

Series 2006-1 Indenture Supplement, dated September 27, 2006 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on October 2, 2006)

Exhibit 4.12

Amended and Restated Series 2007-1 Indenture Supplement, dated as of December 9, 2009 (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on December 9, 2009)

Exhibit 4.13

Series 2007-2 Indenture Supplement, dated March 29, 2007 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on April 4, 2007)

Exhibit 4.14

Supplemental Indenture No. 1 to Series 2007-2 Indenture Supplement, dated as of June 22, 2009 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on June 22, 2009)

Exhibit 4.15

Series 2007-3 Indenture Supplement, dated June 28, 2007 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on July 3, 2007)

Exhibit 4.16

Supplemental Indenture No. 1 to Series 2007-3 Indenture Supplement, dated as of September 10, 2009 (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on September 11, 2009)

Exhibit 4.17

Series 2007-4 Indenture Supplement, dated June 28, 2007 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on April 4, 2007)

Exhibit 4.18

Supplemental Indenture No. 1 to Series 2007-4 Indenture Supplement, dated as of June 22, 2009 (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on June 22, 2009)

Exhibit 4.19

Series 2009-1 Indenture Supplement, dated as of May 12, 2009 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on May 18, 2009)

Exhibit 4.20

Series 2009-2 Indenture Supplement, dated as of August 13, 2009 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on August 13, 2009)

Exhibit 4.21

Series 2009-3 Indenture Supplement, dated as of September 21, 2009 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on September 23, 2009)

Exhibit 4.22

Series 2009-4 Indenture Supplement, dated as of November 24, 2009 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on November 25, 2009)

Exhibit 4.23

Trust Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and The Bank of New York (Delaware) (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.24

Custody and Control Agreement, dated as of September 25, 2003 by and among Deutsche Bank Trust Company of Americas, in its capacity as Custodian and in its capacity as Indenture Trustee, and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.25

Receivables Sale Agreement, dated as of June 27, 2003, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.9 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.26

RSA Assumption Agreement and Second Amendment to Receivables Sale Agreement, dated as February 7, 2005, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 7, 2005)

Exhibit 4.27

Third Amendment to Receivables Sale Agreement, dated as of December 21, 2006, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

Exhibit 4.28

Fourth Amendment to Receivables Sale Agreement, dated as of May 21, 2008, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

Exhibit 4.29

Designation of Removed Accounts and Fifth Amendment to Receivables Sale Agreement, dated as of December 29, 2008, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008)

Exhibit 4.30

Designation of Removed Accounts and Sixth Amendment to Receivables Sale Agreement, dated as of February 26, 2009, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 26, 2009)

Exhibit 4.31

Transfer Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.12 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.32

Second Amendment to Transfer Agreement, dated as of June 17, 2004, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 2, 2004)

Exhibit 4.33

Third Amendment to Transfer Agreement, dated as of November 21, 2004, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on November 24, 2004)

Exhibit 4.34

Fourth Amendment to Transfer Agreement, dated as of August 31, 2006, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on September 5, 2006)

Exhibit 4.35

Fifth Amendment to Transfer Agreement, dated as of December 21, 2006, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

Exhibit 4.36

Sixth Amendment to Transfer Agreement, dated as of May 21, 2008, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

Exhibit 4.37

Reassignment of Receivables in Removed Accounts and Seventh Amendment to Transfer Agreement, dated as of December 29, 2008, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008)

Exhibit 4.38

Reassignment of Receivables in Removed Accounts and Eighth Amendment to Transfer Agreement, dated as of February 26, 2009, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 26, 2009)

Exhibit 4.39

Servicing Agreement, dated as of June 27, 2003, by and among RFS Funding Trust, GE Capital Credit Card Master Note Trust and GE Money Bank (incorporated by reference to Exhibit 4.13 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.40

Servicing Assumption Agreement, dated as of February 7, 2005, by GE Money Bank (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 7, 2005)

Exhibit 4.41

First Amendment to Servicing Agreement, dated as of May 22, 2006, between GE Capital Credit Master Note Trust and GE Money Bank (incorporated by reference to Exhibit 4.1 of the current report of Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 25, 2006)

Exhibit 4.42

Second Amendment to Servicing Agreement, dated as of June 28, 2007, between GE Capital Credit Master Note Trust and GE Money Bank (incorporated by reference to Exhibit 4.1 of the current report of Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on June 28, 2007)

Exhibit 4.43

Instrument of Resignation, Appointment and Acceptance and Third Amendment to Servicing Agreement, dated as of May 22, 2008, among GE Capital Credit Master Note Trust, GE Money Bank and General Electric Capital Corporation (incorporated by reference to Exhibit 4.3 of the current report of Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

Exhibit 4.44

Administration Agreement, dated as of September 25, 2003, among GE Capital Credit Card Master Note Trust, General Electric Capital Corporation, as administrator, and The Bank of New York (Delaware), not in its individual capacity but solely as Trustee (incorporated by reference to Exhibit 4.14 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.45

First Amendment to Administration Agreement, dated as of May 4, 2009, between GE Capital Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 6, 2009)

Exhibit 4.46

Form of Subservicing Agreement between General Electric Capital Corporation and Affiliated Subservicers (incorporated by reference to Exhibit 4.17 of Amendment No. 2 to Form S-3 filed on June 14, 2006 (No. 333-130030))

Exhibit 4.47

ISDA Master Agreement (Class A), dated March 30, 2005, between Royal Bank of Canada and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 5, 2005)

Exhibit 4.48

ISDA Master Agreement (Class B), dated March 30, 2005, between Royal Bank of Canada and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 5, 2005)

Exhibit 4.49

ISDA Master Agreement (Class C), dated March 30, 2005, between Royal Bank of Canada and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 5, 2005)

Exhibit 4.50

Schedule (Class A) to ISDA Master Agreement, dated March 30, 2005, between Royal Bank of Canada and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 5, 2005)

Exhibit 4.51

Schedule (Class B) to ISDA Master Agreement, dated March 30, 2005, between Royal Bank of Canada and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 5, 2005)

Exhibit 4.52

Schedule (Class C) to ISDA Master Agreement, dated March 30, 2005, between Royal Bank of Canada and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.7 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 5, 2005)

Exhibit 4.53

Confirmation (Class A) to ISDA Master Agreement, dated March 30, 2005, between Royal Bank of Canada and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 5, 2005)

Exhibit 4.54

Confirmation (Class B) to ISDA Master Agreement, dated March 30, 2005, between Royal Bank of Canada and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.9 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 5, 2005)

Exhibit 4.55

Confirmation (Class C) to ISDA Master Agreement, dated March 30, 2005, between Royal Bank of Canada and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.10 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 5, 2005)

Exhibit 4.56

Omnibus Amendment to Swap Agreements, dated as of April 10, 2006, between GE Capital Credit Card Master Note Trust and Royal Bank of Canada (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 14, 2006)

Exhibit 4.57

ISDA Master Agreement (Class B), dated June 30, 2005, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 6, 2005)

Exhibit 4.58

ISDA Master Agreement (Class C), dated June 30, 2005, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 6, 2005)

Exhibit 4.59

Schedule (Class B) to ISDA Master Agreement, dated June 30, 2005, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 6, 2005)

Exhibit 4.60

Schedule (Class C) to ISDA Master Agreement, dated June 30, 2005, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 6, 2005)

Exhibit 4.61

Confirmation (Class B) to ISDA Master Agreement, dated June 30, 2005, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 6, 2005)

Exhibit 4.62

Confirmation (Class C) to ISDA Master Agreement, dated June 30, 2005, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.7 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 6, 2005)

Exhibit 4.63

Omnibus Amendment to Swap Agreements, dated as of April 10, 2006, between GE Capital Credit Card Master Note Trust and ABN AMRO Bank N.V. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 14, 2006)

Exhibit 4.64

ISDA Novation Agreement, dated as of March 5, 2010, among GE Capital Credit Card Master Note Trust, The Royal Bank of Scotland N.V., as transferor, and The Royal Bank of Scotland plc, as transferee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 9, 2010)

Exhibit 4.65

ISDA Novation Agreement, dated as of March 5, 2010, among GE Capital Credit Card Master Note Trust, The Royal Bank of Scotland N.V., as transferor, and The Royal Bank of Scotland plc, as transferee (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 9, 2010)

Exhibit 4.66

ISDA Master Agreement (Class B), dated September 27, 2006, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on October 2, 2006)

Exhibit 4.67

ISDA Master Agreement (Class C), dated September 27, 2006, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on October 2, 2006)

Exhibit 4.68

Schedule (Class B) to ISDA Master Agreement, dated September 27, 2006, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on October 2, 2006)

Exhibit 4.69

Schedule (Class C) to ISDA Master Agreement, dated September 27, 2006, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on October 2, 2006)

Exhibit 4.70

Confirmation (Class B) to ISDA Master Agreement, dated September 27, 2006, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on October 2, 2006)

Exhibit 4.71

Confirmation (Class C) to ISDA Master Agreement, dated September 27, 2006, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.7 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on October 2, 2006)

Exhibit 4.72

ISDA Master Agreement (Class A), dated March 29, 2007, between Bank of Montreal and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.73

ISDA Master Agreement (Class C), dated March 29, 2007, between Bank of Montreal and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.74

Schedule (Class A) to ISDA Master Agreement, dated March 29, 2007, between Bank of Montreal and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.75

Schedule (Class C) to ISDA Master Agreement, dated March 29, 2007, between Bank of Montreal and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.76

Confirmation (Class A) to ISDA Master Agreement, dated March 29, 2007, between Bank of Montreal and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.77

Confirmation (Class C) to ISDA Master Agreement, dated March 29, 2007, between Bank of Montreal and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.7 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.78

Credit Support Annex (Class A) to ISDA Master Agreement, dated March 29, 2007, between Bank of Montreal and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.79

Credit Support Annex (Class C) to ISDA Master Agreement, dated March 29, 2007, between Bank of Montreal and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.9 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.80

ISDA Master Agreement (Class A), dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.81

ISDA Master Agreement (Class B), dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.82

ISDA Master Agreement (Class C), dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.83

Schedule (Class A) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.84

Schedule (Class B) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.85

Schedule (Class C) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.7 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.86

Confirmation (Class A) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.87

Confirmation (Class B) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.9 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.88

Confirmation (Class C) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.10 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.89

Credit Support Annex (Class A) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.11 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.90

Credit Support Annex (Class B) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.12 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.91

Credit Support Annex (Class C) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.13 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.92

ISDA Master Agreement (Class A-1), dated June 28, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.93

ISDA Master Agreement (Class C), dated June 28, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.94

Schedule (Class A-1) to ISDA Master Agreement, dated June 28, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.95

Schedule (Class C) to ISDA Master Agreement, dated June 28, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.96

Confirmation (Class A-1) to ISDA Master Agreement, dated June 28, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.7 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.97

Confirmation (Class C) to ISDA Master Agreement, dated June 28, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.98

Credit Support Annex (Class A-1) to ISDA Master Agreement, dated June 28, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.9 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.99

Credit Support Annex (Class C) to ISDA Master Agreement, dated June 28, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.10 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.100

ISDA Master Agreement (Class A), dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.101

ISDA Master Agreement (Class B), dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.102

ISDA Master Agreement (Class C), dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.103

Schedule (Class A) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.104

Schedule (Class B) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.105

Schedule (Class C) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.7 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.106

Confirmation (Class A) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.107

Confirmation (Class B) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.9 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.108

Confirmation (Class C) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.10 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.109

Credit Support Annex (Class A) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.11 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.110

Credit Support Annex (Class B) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.12 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.111

Credit Support Annex (Class C) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.13 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 31.1	Certification of Officer of Depositor delivered with respect to the Pre-Regulation AB Notes

Exhibit 31.2	Certification of Officer of Depositor delivered with respect to the Regulation AB Notes

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of GE Consumer Finance, Inc.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of General Electric Capital Corporation

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Deutsche Bank Trust Company Americas

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of GE Consumer Finance, Inc.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of General Electric Capital Corporation

Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of Deutsche Bank Trust Company Americas

Exhibit 35.1	Servicing Compliance Statement of GE Consumer Finance, Inc.

Exhibit 35.2	Servicing Compliance Statement of General Electric Capital Corporation