Form 10-K
period 2010-12-31
RFS HOLDING LLC; GE Capital Credit Card Master Note Trust
filed 2011-03-28
CIK 1226006, 1290098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

333-169151, 333-107495, 333-130030, 333-144945
333-107495-02, 333-130030-01, 333-144945-01

(Commission File Numbers)

GE CAPITAL CREDIT CARD MASTER NOTE TRUST

(Exact Name of Issuing Entity as Specified in its Charter)

RFS HOLDING, L.L.C.

(Exact Name of Depositor as Specified in its Charter)

GE MONEY BANK

(Exact Name of Sponsor as Specified in its Charter)

Delaware

(State of Organization of the Issuing Entity)

57-1173164

(I.R.S. Employer Identification No. for Registrant)

c/o General Electric Capital Corporation

901 Main Avenue
Norwalk, CT

(877) 441-5094
(Address and Telephone Number of Principal Executive Offices of Registrant)

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

Documents Incorporated by Reference.  None.

INTRODUCTORY NOTE

This Annual Report on Form 10-K (the “Report”) is filed with respect to GE Capital Credit Card Master Note Trust (the “Trust”), a statutory trust formed under the laws of the State of Delaware.  The Trust has issued the following series of asset-backed notes that were registered pursuant to the Securities Act of 1933 prior to effectiveness of Regulation AB and that were outstanding during the fiscal year ended December 31, 2010:

•      $952,500,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2005-1 (the “Series 2005-1 Notes”), which were paid in full on March 15, 2010; and

•      $714,375,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2005-3 (the “Series 2005-3 Notes” and, together with the Series 2005-1 Notes, the “Pre-Regulation AB Notes”), which were paid in full on June 15, 2010.

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

The Trust has issued the following series of asset-backed notes that were registered pursuant to the Securities Act of 1933 following the effectiveness of Regulation AB and that were outstanding during the fiscal year ended December 31, 2010:

•      $1,202,800,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2007-1 (the “Series 2007-1 Notes”), which were paid in full on March 15, 2010;

•      $1,039,840,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2007-2 (the “Series 2007-2 Notes”);

•      $1,455,000,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2007-3 (the “Series 2007-3 Notes”), which were paid in full on June 15, 2010;

•      $485,000,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2007-4 (the “Series 2007-4 Notes”);

•      $1,278,350,515 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2009-1 (the “Series 2009-1 Notes”);

•      $2,222,500,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2009-2 (the “Series 2009-2 Notes”);

•      $952,500,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2009-3 (the “Series 2009-3 Notes”);

•      $603,250,000 in aggregate principal amount of asset-backed notes, Classes A, B and C, Series 2009-4 (the “Series 2009-4 Notes”);

•      $635,000,000 in aggregate principal amount of asset backed notes, Classes A, B and C, Series 2010-1 (the “Series 2010-1 Notes”);

•      $317,500,000 in aggregate principal amount of asset backed notes, Classes A, B and C, Series 2010-2 (the “Series 2010-2 Notes”); and

•      $986,000,000 in aggregate principal amount of asset backed notes, Classes A and B, Series 2010-3 (the “Series 2010-3 Notes”) and, together with the Series 2007-1 Notes, the Series 2007-2 Notes, the Series 2007-3 Notes, the Series 2007-4 Notes, the Series 2009-1 Notes, the Series 2009-2 Notes, the Series 2009-3 Notes, the Series 2009-4 Notes, the Series 2010-1 Notes and the Series 2010-2 Notes, the “Regulation AB Notes”).

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)          Item 1:       Business

(B)          Item 1A:    Risk Factors

(C)          Item 2:       Properties

(D)          Item 4:       (Removed and Reserved)

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 3. Legal Proceedings.

There were no material legal proceedings involving the Trust, RFS Holding, L.L.C. or, to the extent relating to the Trust or the assets of the Trust, the Indenture Trustee, GE Money Bank, any servicer for the Trust or the Owner Trustee, which were pending at December 31, 2010 or as of the date of this report, other than ordinary routine litigation involving the assets of the Trust or the duties of the Indenture Trustee, the Owner Trustee, the Servicer or the Transferor.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit 3.1

Certificate of Formation of RFS Holding, L.L.C. dated December 19, 2002 (incorporated by reference to Exhibit 3.1 of Form 10-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 30, 2007)

Exhibit 3.2

Second Amended and Restated Limited Liability Company Agreement of RFS Holding, L.L.C., dated September 29, 2008 (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on October 1, 2008)

Exhibit 4.1

Master Indenture, dated as of September 25, 2003, between GE Capital Credit Card Master Note Trust, as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-3 Registration Statement filed May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.2

Omnibus Amendment No. 1 to Securitization Documents, dated as of February 9, 2004, among RFS Holding, L.L.C., RFS Funding Trust, GE Money Bank, GE Capital Credit Card Master Note Trust, Deutsche Bank Trust Company Delaware, as Trustee of RFS Funding Trust, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.16 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.3

Second Amendment to Master Indenture, dated as of June 17, 2004, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 2, 2004)

Exhibit 4.4

Third Amendment to Master Indenture, dated as of August 31, 2006, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on September 5, 2006)

Exhibit 4.5

Fourth Amendment to Master Indenture, dated as of June 28, 2007, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on July 3, 2007)

Exhibit 4.6

Fifth Amendment to Master Indenture, dated as of May 22, 2008, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on May 28, 2008)

Exhibit 4.7

Sixth Amendment to Master Indenture, dated as of August 7, 2009, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on August 7, 2009)

Exhibit 4.8

Series 2007-2 Indenture Supplement, dated as of March 29, 2007 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on April 4, 2007)

Exhibit 4.9

Supplemental Indenture No. 1 to Series 2007-2 Indenture Supplement, dated as of June 22, 2009 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on June 22, 2009)

Exhibit 4.10

Series 2007-4 Indenture Supplement, dated as of June 28, 2007 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on July 3, 2007)

Exhibit 4.11

Supplemental Indenture No. 1 to Series 2007-4 Indenture Supplement, dated as of June 22, 2009 (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on June 22, 2009)

Exhibit 4.12

Series 2009-1 Indenture Supplement, dated as of May 12, 2009 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on May 18, 2009)

Exhibit 4.13

Series 2009-2 Indenture Supplement, dated as of August 13, 2009 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on August 13, 2009)

Exhibit 4.14

Series 2009-3 Indenture Supplement, dated as of September 21, 2009 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on September 23, 2009)

Exhibit 4.15

Series 2009-4 Indenture Supplement, dated as of November 24, 2009 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on November 25, 2009)

Exhibit 4.16

Series 2010-1 Indenture Supplement, dated as of March 31, 2010, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 31, 2010)

Exhibit 4.17

Series 2010-2 Indenture Supplement, dated as of April 7, 2010, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 12, 2010)

Exhibit 4.18

Series 2010-3 Indenture Supplement, dated as of June 24, 2010, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on June 29, 2010)

Exhibit 4.19

Series 2011-1 Indenture Supplement, dated as of January 27, 2011, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on January 31, 2011)

Exhibit 4.20

Omnibus Supplement to Specified Indenture Supplements, dated as of October 13, 2010, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on October 13, 2010)

Exhibit 4.21

Trust Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and The Bank of New York (Delaware) (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.22

Custody and Control Agreement, dated as of September 25, 2003 by and among Deutsche Bank Trust Company of Americas, in its capacity as Custodian and in its capacity as Indenture Trustee, and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.23

Receivables Sale Agreement, dated as of June 27, 2003, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.9 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.24

RSA Assumption Agreement and Second Amendment to Receivables Sale Agreement, dated as of February 7, 2005, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 7, 2005)

Exhibit 4.25

Third Amendment to Receivables Sale Agreement, dated as of December 21, 2006, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

Exhibit 4.26

Fourth Amendment to Receivables Sale Agreement, dated as of May 21, 2008, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

Exhibit 4.27

Designation of Removed Accounts and Fifth Amendment to Receivables Sale Agreement, dated as of December 29, 2008, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008)

Exhibit 4.28

Designation of Removed Accounts and Sixth Amendment to Receivables Sale Agreement, dated as of February 26, 2009, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 26, 2009)

Exhibit 4.29

Seventh Amendment to Receivables Sale Agreement, dated as of November 23, 2010, between GE Money Bank, and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on November 24, 2010)

Exhibit 4.30

Transfer Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.12 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.31

Second Amendment to Transfer Agreement, dated as of June 17, 2004, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 2, 2004)

Exhibit 4.32

Third Amendment to Transfer Agreement, dated as of November 21, 2004, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on November 24, 2004)

Exhibit 4.33

Fourth Amendment to Transfer Agreement, dated as of August 31, 2006, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on September 5, 2006)

Exhibit 4.34

Fifth Amendment to Transfer Agreement, dated as of December 21, 2006, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

Exhibit 4.35

Sixth Amendment to Transfer Agreement, dated as of May 21, 2008, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

Exhibit 4.36

Reassignment of Receivables in Removed Accounts and Seventh Amendment to Transfer Agreement, dated as of December 29, 2008, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008)

Exhibit 4.37

Reassignment of Receivables in Removed Accounts and Eighth Amendment to Transfer Agreement, dated as of February 26, 2009, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 26, 2009)

Exhibit 4.38

Ninth Amendment to Transfer Agreement, dated as of March 31, 2010, between RFS Holding, L.L.C., and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 31, 2010)

Exhibit 4.39

Servicing Agreement, dated as of June 27, 2003, by and among RFS Funding Trust, GE Capital Credit Card Master Note Trust and GE Money Bank (incorporated by reference to Exhibit 4.13 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.40

Servicing Assumption Agreement, dated as of February 7, 2005, by GE Money Bank (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 7, 2005)

Exhibit 4.41

First Amendment to Servicing Agreement, dated as of May 22, 2006, between GE Capital Credit Master Note Trust and GE Money Bank (incorporated by reference to Exhibit 4.1 of the current report of Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 25, 2006)

Exhibit 4.42

Second Amendment to Servicing Agreement, dated as of June 28, 2007, between GE Capital Credit Master Note Trust and GE Money Bank (incorporated by reference to Exhibit 4.1 of the current report of Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on June 28, 2007)

Exhibit 4.43

Instrument of Resignation, Appointment and Acceptance and Third Amendment to Servicing Agreement, dated as of May 22, 2008, between GE Capital Credit Master Note Trust, GE Money Bank and General Electric Capital Corporation (incorporated by reference to Exhibit 4.3 of the current report of Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

Exhibit 4.44

Administration Agreement, dated as of September 25, 2003, among GE Capital Credit Card Master Note Trust, General Electric Capital Corporation, as administrator, and The Bank of New York (Delaware), not in its individual capacity but solely as Trustee (incorporated by reference to Exhibit 4.14 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.45

First Amendment to Administration Agreement, dated as of May 4, 2009, between GE Capital Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 6, 2009)

Exhibit 4.46

Form of Subservicing Agreement between General Electric Capital Corporation and Affiliated Subservicers (incorporated by reference to Exhibit 4.17 of Amendment No. 2 to Form S-3 filed on June 14, 2006 (No. 333-130030))

Exhibit 4.47

ISDA Novation Agreement, dated as of September 1, 2010, among GE Capital Credit Card Master Note Trust, The Royal Bank of Scotland N.V., as transferor, and The Royal Bank of Scotland plc, as transferee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on September 7, 2010)

Exhibit 4.48

ISDA Master Agreement (Class A), dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.49

ISDA Master Agreement (Class B), dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.50

ISDA Master Agreement (Class C), dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.51

Schedule (Class A) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.52

Schedule (Class B) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.53

Schedule (Class C) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.7 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.54

Confirmation (Class A) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.55

Confirmation (Class B) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.9 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.56

Confirmation (Class C) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.10 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.57

Credit Support Annex (Class A) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.11 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.58

Credit Support Annex (Class B) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.12 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.59

Credit Support Annex (Class C) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.13 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.60

ISDA Master Agreement (Class A), dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.61

ISDA Master Agreement (Class B), dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.62

ISDA Master Agreement (Class C), dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.63

Schedule (Class A) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.64

Schedule (Class B) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.65

Schedule (Class C) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.7 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.66

Confirmation (Class A) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.67

Confirmation (Class B) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.9 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.68

Confirmation (Class C) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.10 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.69

Credit Support Annex (Class A) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.11 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.70

Credit Support Annex (Class B) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.12 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.71

Credit Support Annex (Class C) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.13 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

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

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

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

Item 1117 of Regulation AB. Legal Proceedings.

There are no legal proceedings pending or proceedings known to be contemplated by governmental authorities against any of Deutsche Bank Trust Company Americas (“DBTCA”), as indenture trustee (the “Indenture Trustee”), BNY Mellon Trust of Delaware (formerly known as BNYM (Delaware)) (the “Owner Trustee”), GE Money Bank (the “Sponsor”), RFS Holding, L.L.C. (the “Depositor”), General Electric Capital Corporation (“GE Capital” or the “Servicer”), any sub-servicer for the Issuing Entity or GE Capital Credit Card Master Note Trust (the “Issuing Entity”), or of which any property of foregoing is subject, that are material to holders of the Regulation AB Notes.

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

Date:  March 28, 2011

RFS HOLDING, L.L.C., as Depositor

By:	/s/ Vishal Gulati
Name:	Vishal Gulati
Title:	Principal Financial Officer, and as the senior officer in charge of securitization

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit 3.1

Certificate of Formation of RFS Holding, L.L.C. dated December 19, 2002 (incorporated by reference to Exhibit 3.1 of Form 10-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 30, 2007)

Exhibit 3.2

Second Amended and Restated Limited Liability Company Agreement of RFS Holding, L.L.C., dated September 29, 2008 (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on October 1, 2008)

Exhibit 4.1

Master Indenture, dated as of September 25, 2003, between GE Capital Credit Card Master Note Trust, as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-3 Registration Statement filed May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.2

Omnibus Amendment No. 1 to Securitization Documents, dated as of February 9, 2004, among RFS Holding, L.L.C., RFS Funding Trust, GE Money Bank, GE Capital Credit Card Master Note Trust, Deutsche Bank Trust Company Delaware, as Trustee of RFS Funding Trust, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.16 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.3

Second Amendment to Master Indenture, dated as of June 17, 2004, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 2, 2004)

Exhibit 4.4

Third Amendment to Master Indenture, dated as of August 31, 2006, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on September 5, 2006)

Exhibit 4.5

Fourth Amendment to Master Indenture, dated as of June 28, 2007, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on July 3, 2007)

Exhibit 4.6

Fifth Amendment to Master Indenture, dated as of May 22, 2008, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on May 28, 2008)

Exhibit 4.7

Sixth Amendment to Master Indenture, dated as of August 7, 2009, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on August 7, 2009)

Exhibit 4.8

Series 2007-2 Indenture Supplement, dated as of March 29, 2007 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on April 4, 2007)

Exhibit 4.9

Supplemental Indenture No. 1 to Series 2007-2 Indenture Supplement, dated as of June 22, 2009 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on June 22, 2009)

Exhibit 4.10

Series 2007-4 Indenture Supplement, dated as of June 28, 2007 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on July 3, 2007)

Exhibit 4.11

Supplemental Indenture No. 1 to Series 2007-4 Indenture Supplement, dated as of June 22, 2009 (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on June 22, 2009)

Exhibit 4.12

Series 2009-1 Indenture Supplement, dated as of May 12, 2009 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on May 18, 2009)

Exhibit 4.13

Series 2009-2 Indenture Supplement, dated as of August 13, 2009 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on August 13, 2009)

Exhibit 4.14

Series 2009-3 Indenture Supplement, dated as of September 21, 2009 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on September 23, 2009)

Exhibit 4.15

Series 2009-4 Indenture Supplement, dated as of November 24, 2009 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on November 25, 2009)

Exhibit 4.16

Series 2010-1 Indenture Supplement, dated as of March 31, 2010, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 31, 2010)

Exhibit 4.17

Series 2010-2 Indenture Supplement, dated as of April 7, 2010, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 12, 2010)

Exhibit 4.18

Series 2010-3 Indenture Supplement, dated as of June 24, 2010, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on June 29, 2010)

Exhibit 4.19

Series 2011-1 Indenture Supplement, dated as of January 27, 2011, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on January 31, 2011)

Exhibit 4.20

Omnibus Supplement to Specified Indenture Supplements, dated as of October 13, 2010, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on October 13, 2010)

Exhibit 4.21

Trust Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and The Bank of New York (Delaware) (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.22

Custody and Control Agreement, dated as of September 25, 2003 by and among Deutsche Bank Trust Company of Americas, in its capacity as Custodian and in its capacity as Indenture Trustee, and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.23

Receivables Sale Agreement, dated as of June 27, 2003, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.9 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.24

RSA Assumption Agreement and Second Amendment to Receivables Sale Agreement, dated as of February 7, 2005, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 7, 2005)

Exhibit 4.25

Third Amendment to Receivables Sale Agreement, dated as of December 21, 2006, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

Exhibit 4.26

Fourth Amendment to Receivables Sale Agreement, dated as of May 21, 2008, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

Exhibit 4.27

Designation of Removed Accounts and Fifth Amendment to Receivables Sale Agreement, dated as of December 29, 2008, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008)

Exhibit 4.28

Designation of Removed Accounts and Sixth Amendment to Receivables Sale Agreement, dated as of February 26, 2009, between GE Money Bank and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 26, 2009)

Exhibit 4.29

Seventh Amendment to Receivables Sale Agreement, dated as of November 23, 2010, between GE Money Bank, and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on November 24, 2010)

Exhibit 4.30

Transfer Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.12 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.31

Second Amendment to Transfer Agreement, dated as of June 17, 2004, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 2, 2004)

Exhibit 4.32

Third Amendment to Transfer Agreement, dated as of November 21, 2004, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on November 24, 2004)

Exhibit 4.33

Fourth Amendment to Transfer Agreement, dated as of August 31, 2006, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on September 5, 2006)

Exhibit 4.34

Fifth Amendment to Transfer Agreement, dated as of December 21, 2006, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

Exhibit 4.35

Sixth Amendment to Transfer Agreement, dated as of May 21, 2008, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

Exhibit 4.36

Reassignment of Receivables in Removed Accounts and Seventh Amendment to Transfer Agreement, dated as of December 29, 2008, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008)

Exhibit 4.37

Reassignment of Receivables in Removed Accounts and Eighth Amendment to Transfer Agreement, dated as of February 26, 2009, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 26, 2009)

Exhibit 4.38

Ninth Amendment to Transfer Agreement, dated as of March 31, 2010, between RFS Holding, L.L.C., and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 31, 2010)

Exhibit 4.39

Servicing Agreement, dated as of June 27, 2003, by and among RFS Funding Trust, GE Capital Credit Card Master Note Trust and GE Money Bank (incorporated by reference to Exhibit 4.13 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.40

Servicing Assumption Agreement, dated as of February 7, 2005, by GE Money Bank (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 7, 2005)

Exhibit 4.41

First Amendment to Servicing Agreement, dated as of May 22, 2006, between GE Capital Credit Master Note Trust and GE Money Bank (incorporated by reference to Exhibit 4.1 of the current report of Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 25, 2006)

Exhibit 4.42

Second Amendment to Servicing Agreement, dated as of June 28, 2007, between GE Capital Credit Master Note Trust and GE Money Bank (incorporated by reference to Exhibit 4.1 of the current report of Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on June 28, 2007)

Exhibit 4.43

Instrument of Resignation, Appointment and Acceptance and Third Amendment to Servicing Agreement, dated as of May 22, 2008, among GE Capital Credit Master Note Trust, GE Money Bank and General Electric Capital Corporation (incorporated by reference to Exhibit 4.3 of the current report of Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

Exhibit 4.44

Administration Agreement, dated as of September 25, 2003, among GE Capital Credit Card Master Note Trust, General Electric Capital Corporation, as administrator, and The Bank of New York (Delaware), not in its individual capacity but solely as Trustee (incorporated by reference to Exhibit 4.14 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.45

First Amendment to Administration Agreement, dated as of May 4, 2009, between GE Capital Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 6, 2009)

Exhibit 4.46

Form of Subservicing Agreement between General Electric Capital Corporation and Affiliated Subservicers (incorporated by reference to Exhibit 4.17 of Amendment No. 2 to Form S-3 filed on June 14, 2006 (No. 333-130030))

Exhibit 4.47

ISDA Novation Agreement, dated as of September 1, 2010, among GE Capital Credit Card Master Note Trust, The Royal Bank of Scotland N.V., as transferor, and The Royal Bank of Scotland plc, as transferee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on September 7, 2010)

Exhibit 4.48

ISDA Master Agreement (Class A), dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.49

ISDA Master Agreement (Class B), dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.50

ISDA Master Agreement (Class C), dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.51

Schedule (Class A) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.52

Schedule (Class B) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.53

Schedule (Class C) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.7 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.54

Confirmation (Class A) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.55

Confirmation (Class B) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.9 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.56

Confirmation (Class C) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.10 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.57

Credit Support Annex (Class A) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.11 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.58

Credit Support Annex (Class B) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.12 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.59

Credit Support Annex (Class C) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.13 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.60

ISDA Master Agreement (Class A), dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.61

ISDA Master Agreement (Class B), dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.62

ISDA Master Agreement (Class C), dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.63

Schedule (Class A) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.64

Schedule (Class B) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.65

Schedule (Class C) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.7 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.66

Confirmation (Class A) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.67

Confirmation (Class B) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.9 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.68

Confirmation (Class C) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.10 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.69

Credit Support Annex (Class A) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.11 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.70

Credit Support Annex (Class B) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.12 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.71

Credit Support Annex (Class C) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.13 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

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