Form 10-K
period 2012-12-31
RFS HOLDING LLC; GE Capital Credit Card Master Note Trust
filed 2013-03-28
CIK 1226006, 1290098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

333-169151, 333-107495, 333-130030, 333-144945, 333-181466-01
333-107495-02, 333-130030-01, 333-144945-01, 333-181466
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

Documents Incorporated by Reference. None.

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)	Item 1:	Business

(B)	Item 1A:	Risk Factors

(C)	Item 2:	Properties

(D)	Item 3:	Legal Proceedings

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(B)	Item 6:	Selected Financial Data

(C)	Item 7:	Management's Discussion and Analysis of Financial Condition and Results of Operations

(D)	Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

(E)	Item 8:	Financial Statements and Supplementary Data

(F)	Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(G)	Item 9A:	Controls and Procedures

Item 9B.	Other Information.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)	Item 10:	Directors, Executive Officers and Corporate Governance

(B)	Item 11:	Executive Compensation

(C)	Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(D)	Item 13:	Certain Relationships and Related Transactions, and Director Independence

(E)	Item 14:	Principal Accountant Fees and Services

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit 3.1	Certificate of Formation of RFS Holding, L.L.C. dated December 19, 2002 (incorporated by reference to Exhibit 3.1 of Form 10-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 30, 2007)

Exhibit 3.2	Second Amended and Restated Limited Liability Company Agreement of RFS Holding, L.L.C., dated September 29, 2008 (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on October 1, 2008)

Exhibit 4.1	Master Indenture, dated as of September 25, 2003, between GE Capital Credit Card Master Note Trust, as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-3 Registration Statement filed May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.2	Omnibus Amendment No. 1 to Securitization Documents, dated as of February 9, 2004, among RFS Holding, L.L.C., RFS Funding Trust, GE Capital Retail Bank (formerly known as GE Money Bank), GE Capital Credit Card Master Note Trust, Deutsche Bank Trust Company Delaware, as Trustee of RFS Funding Trust, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.16 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.3	Second Amendment to Master Indenture, dated as of June 17, 2004, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 2, 2004)

Exhibit 4.4	Third Amendment to Master Indenture, dated as of August 31, 2006, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on September 5, 2006)

Exhibit 4.5	Fourth Amendment to Master Indenture, dated as of June 28, 2007, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on July 3, 2007)

Exhibit 4.6	Fifth Amendment to Master Indenture, dated as of May 22, 2008, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on May 28, 2008)

Exhibit 4.7	Sixth Amendment to Master Indenture, dated as of August 7, 2009, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on August 7, 2009)

Exhibit 4.8	Series 2009-4 Indenture Supplement, dated as of November 24, 2009 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on November 25, 2009)

Exhibit 4.9	Series 2010-1 Indenture Supplement, dated as of March 31, 2010, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 31, 2010)

Exhibit 4.10	Supplement No. 1 to Series 2010-1 Indenture Supplement, dated as of November 27, 2012 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on November 27, 2012)

Exhibit 4.11	Series 2010-2 Indenture Supplement, dated as of April 7, 2010, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 12, 2010)

Exhibit 4.12	Supplement No. 1 to Series 2010-2 Indenture Supplement, dated as of November 27, 2012 (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on November 27, 2012)

Exhibit 4.13	Series 2010-3 Indenture Supplement, dated as of June 24, 2010, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on June 29, 2010)

Exhibit 4.14	Supplement No. 1 to Series 2010-3 Indenture Supplement, dated as of November 27, 2012 (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on November 27, 2012)

Exhibit 4.15	Series 2011-1 Indenture Supplement, dated as of January 27, 2011, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on January 31, 2011)

Exhibit 4.16	Series 2011-2 Indenture Supplement, dated as of June 16, 2011, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on June 16, 2011)

Exhibit 4.17	Series 2011-3 Indenture Supplement, dated as of September 20, 2011, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on September 20, 2011)

Exhibit 4.18	Amended and Restated Series 2007-2 Indenture Supplement, dated as of January 23, 2012, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on January 24, 2012)

Exhibit 4.19	Series 2012-1 Indenture Supplement, dated as of January 25, 2012, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on January 26, 2012)

Exhibit 4.20	Series 2012-2 Indenture Supplement, dated as of February 2, 2012, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 2, 2012)

Exhibit 4.21	Series 2012-3 Indenture Supplement, dated as of April 18, 2012, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 18, 2012)

Exhibit 4.22	Series 2012-4 Indenture Supplement, dated as of June 20, 2012, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on June 26, 2012)

Exhibit 4.23	Series 2012-5 Indenture Supplement, dated as of June 20, 2012, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on June 26, 2012)

Exhibit 4.24	Series 2012-6 Indenture Supplement, dated as of August 29, 2012, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on August 31, 2012)

Exhibit 4.25	Series 2012-7 Indenture Supplement, dated as of October 17, 2012, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on October 18, 2012)

Exhibit 4.26	Series 2013-1 Indenture Supplement, dated as of March 26, 2013, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 28, 2013)

Exhibit 4.27	Omnibus Supplement to Specified Indenture Supplements, dated as of October 13, 2010, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on October 13, 2010)

Exhibit 4.28	Omnibus Supplement to Specified Indenture Supplements, dated as of August 20, 2012, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on August 21, 2012)

Exhibit 4.29	Trust Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and The Bank of New York (Delaware) (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.30	Custody and Control Agreement, dated as of September 25, 2003 by and among Deutsche Bank Trust Company of Americas, in its capacity as Custodian and in its capacity as Indenture Trustee, and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.31	Receivables Sale Agreement, dated as of June 27, 2003, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.9 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.32	RSA Assumption Agreement and Second Amendment to Receivables Sale Agreement, dated as of February 7, 2005, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 7, 2005)

Exhibit 4.33	Third Amendment to Receivables Sale Agreement, dated as of December 21, 2006, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

Exhibit 4.34	Fourth Amendment to Receivables Sale Agreement, dated as of May 21, 2008, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

Exhibit 4.35	Designation of Removed Accounts and Fifth Amendment to Receivables Sale Agreement, dated as of December 29, 2008, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008)

Exhibit 4.36	Designation of Removed Accounts and Sixth Amendment to Receivables Sale Agreement, dated as of February 26, 2009, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 26, 2009)

Exhibit 4.37	Seventh Amendment to Receivables Sale Agreement, dated as of November 23, 2010, between GE Capital Retail Bank (formerly known as GE Money Bank), and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on November 24, 2010)

Exhibit 4.38	Eighth Amendment to Receivables Sale Agreement, dated as of March 20, 2012, among GE Capital Retail Bank, RFS Holding, Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 20, 2012)

Exhibit 4.39	Transfer Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.12 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.40	Second Amendment to Transfer Agreement, dated as of June 17, 2004, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 2, 2004)

Exhibit 4.41	Third Amendment to Transfer Agreement, dated as of November 21, 2004, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on November 24, 2004)

Exhibit 4.42	Fourth Amendment to Transfer Agreement, dated as of August 31, 2006, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on September 5, 2006)

Exhibit 4.43	Fifth Amendment to Transfer Agreement, dated as of December 21, 2006, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

Exhibit 4.44	Sixth Amendment to Transfer Agreement, dated as of May 21, 2008, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

Exhibit 4.45	Reassignment of Receivables in Removed Accounts and Seventh Amendment to Transfer Agreement, dated as of December 29, 2008, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008)

Exhibit 4.46	Reassignment of Receivables in Removed Accounts and Eighth Amendment to Transfer Agreement, dated as of February 26, 2009, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 26, 2009)

Exhibit 4.47	Ninth Amendment to Transfer Agreement, dated as of March 31, 2010, between RFS Holding, L.L.C., and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 31, 2010)

Exhibit 4.48	Tenth Amendment to Transfer Agreement, dated as of March 20, 2012, between RFS Holding, L.L.C., and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 20, 2012)

Exhibit 4.49	Servicing Agreement, dated as of June 27, 2003, by and among RFS Funding Trust, GE Capital Credit Card Master Note Trust and General Electric Capital Corporation, successor to GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.13 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.50	Servicing Assumption Agreement, dated as of February 7, 2005, by GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 7, 2005)

Exhibit 4.51	First Amendment to Servicing Agreement, dated as of May 22, 2006, between GE Capital Credit Card Master Note Trust and GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report of Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 25, 2006)

Exhibit 4.52	Second Amendment to Servicing Agreement, dated as of June 28, 2007, between GE Capital Credit Card Master Note Trust and GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report of Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on June 28, 2007)

Exhibit 4.53	Instrument of Resignation, Appointment and Acceptance and Third Amendment to Servicing Agreement, dated as of May 22, 2008, between GE Capital Credit Card Master Note Trust, GE Capital Retail Bank (formerly known as GE Money Bank) and General Electric Capital Corporation (incorporated by reference to Exhibit 4.3 of the current report of Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

Exhibit 4.54	Administration Agreement, dated as of September 25, 2003, among GE Capital Credit Card Master Note Trust, General Electric Capital Corporation, as administrator, and The Bank of New York (Delaware), not in its individual capacity but solely as Trustee (incorporated by reference to Exhibit 4.14 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.55	First Amendment to Administration Agreement, dated as of May 4, 2009, between GE Capital Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 6, 2009)

Exhibit 4.56	Form of Subservicing Agreement between General Electric Capital Corporation and Affiliated Subservicers (incorporated by reference to Exhibit 4.17 of Amendment No. 2 to Form S-3 filed on June 14, 2006 (No. 333-130030))

Exhibit 4.57	ISDA Novation Agreement, dated as of September 1, 2010, among GE Capital Credit Card Master Note Trust, The Royal Bank of Scotland N.V., as transferor, and The Royal Bank of Scotland plc, as transferee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on September 7, 2010)

Exhibit 4.58	ISDA Master Agreement (Class A), dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.59	ISDA Master Agreement (Class B), dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.60	ISDA Master Agreement (Class C), dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.61	Schedule (Class A) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.62	Schedule (Class B) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.63	Schedule (Class C) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.7 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.64	Confirmation (Class A) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.65	Confirmation (Class B) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.9 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.66	Confirmation (Class C) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.10 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.67	Credit Support Annex (Class A) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.11 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.68	Credit Support Annex (Class B) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.12 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.69	Credit Support Annex (Class C) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.13 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.70	ISDA Master Agreement (Class A), dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.71	ISDA Master Agreement (Class B), dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.72	ISDA Master Agreement (Class C), dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.73	Schedule (Class A) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.74	Schedule (Class B) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.75	Schedule (Class C) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.7 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.76	Confirmation (Class A) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.77	Confirmation (Class B) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.9 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.78	Confirmation (Class C) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.10 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.79	Credit Support Annex (Class A) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.11 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.80	Credit Support Annex (Class B) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.12 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.81	Credit Support Annex (Class C) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.13 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 31.1	Certification of Officer of Depositor delivered with respect to the Notes

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of GE Consumer Finance, Inc.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of General Electric Capital Corporation

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of GE Capital Retail Bank

Exhibit 33.4	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Deutsche Bank Trust Company Americas

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of GE Consumer Finance, Inc.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of General Electric Capital Corporation

Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of GE Capital Retail Bank

Exhibit 34.4	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of Deutsche Bank Trust Company Americas

Exhibit 35.1	Servicing Compliance Statement of GE Consumer Finance, Inc.

Exhibit 35.2	Servicing Compliance Statement of General Electric Capital Corporation

Exhibit 35.3	Servicing Compliance Statement of GE Capital Retail Bank

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of the Sponsor, GE Capital, GE Consumer Finance, Inc. and DBTCA (in its capacity as Indenture Trustee) (collectively, the “PPSF’s”) have each been identified by the registrant as parties participating in the servicing function with respect to more than 5% of the pool assets held by the Issuing Entity. Each of the PPSF’s has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the PPSF’s has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which Attestation Reports are also attached as exhibits to this Form 10-K. Neither the Servicing Reports nor the Attestation Reports have identified any material instances of noncompliance with the servicing criteria applicable to the PPSF’s.

Item 1123 of Regulation AB. Servicer Compliance Statement.

Each of the Sponsor, GE Consumer Finance, Inc. and GE Capital has completed a Statement of Compliance with applicable servicing criteria (a “Compliance Statement”) signed by an authorized officer of such servicer. Each Compliance Statement is attached as an exhibit to this 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2013

RFS HOLDING, L.L.C., as Depositor

By:	/s/ Joseph Ressa
Name: Joseph Ressa
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

EXHIBIT INDEX

Exhibit 3.1	Certificate of Formation of RFS Holding, L.L.C. dated December 19, 2002 (incorporated by reference to Exhibit 3.1 of Form 10-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 30, 2007)

Exhibit 3.2	Second Amended and Restated Limited Liability Company Agreement of RFS Holding, L.L.C., dated September 29, 2008 (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on October 1, 2008)

Exhibit 4.1	Master Indenture, dated as of September 25, 2003, between GE Capital Credit Card Master Note Trust, as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-3 Registration Statement filed May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.2	Omnibus Amendment No. 1 to Securitization Documents, dated as of February 9, 2004, among RFS Holding, L.L.C., RFS Funding Trust, GE Capital Retail Bank (formerly known as GE Money Bank), GE Capital Credit Card Master Note Trust, Deutsche Bank Trust Company Delaware, as Trustee of RFS Funding Trust, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.16 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.3	Second Amendment to Master Indenture, dated as of June 17, 2004, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 2, 2004)

Exhibit 4.4	Third Amendment to Master Indenture, dated as of August 31, 2006, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on September 5, 2006)

Exhibit 4.5	Fourth Amendment to Master Indenture, dated as of June 28, 2007, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on July 3, 2007)

Exhibit 4.6	Fifth Amendment to Master Indenture, dated as of May 22, 2008, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on May 28, 2008)

Exhibit 4.7	Sixth Amendment to Master Indenture, dated as of August 7, 2009, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on August 7, 2009)

Exhibit 4.8	Series 2009-4 Indenture Supplement, dated as of November 24, 2009 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on November 25, 2009)

Exhibit 4.9	Series 2010-1 Indenture Supplement, dated as of March 31, 2010, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 31, 2010)

Exhibit 4.10	Supplement No. 1 to Series 2010-1 Indenture Supplement, dated as of November 27, 2012 (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on November 27, 2012)

Exhibit 4.11	Series 2010-2 Indenture Supplement, dated as of April 7, 2010, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 12, 2010)

Exhibit 4.12	Supplement No. 1 to Series 2010-2 Indenture Supplement, dated as of November 27, 2012 (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on November 27, 2012)

Exhibit 4.13	Series 2010-3 Indenture Supplement, dated as of June 24, 2010, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on June 29, 2010)

Exhibit 4.14	Supplement No. 1 to Series 2010-3 Indenture Supplement, dated as of November 27, 2012 (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust on November 27, 2012)

Exhibit 4.15	Series 2011-1 Indenture Supplement, dated as of January 27, 2011, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on January 31, 2011)

Exhibit 4.16	Series 2011-2 Indenture Supplement, dated as of June 16, 2011, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on June 16, 2011)

Exhibit 4.17	Series 2011-3 Indenture Supplement, dated as of September 20, 2011, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on September 20, 2011)

Exhibit 4.18	Amended and Restated Series 2007-2 Indenture Supplement, dated as of January 23, 2012, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on January 24, 2012)

Exhibit 4.19	Series 2012-1 Indenture Supplement, dated as of January 25, 2012, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on January 26, 2012)

Exhibit 4.20	Series 2012-2 Indenture Supplement, dated as of February 2, 2012, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 2, 2012)

Exhibit 4.21	Series 2012-3 Indenture Supplement, dated as of April 18, 2012, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 18, 2012)

Exhibit 4.22	Series 2012-4 Indenture Supplement, dated as of June 20, 2012, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on June 26, 2012)

Exhibit 4.23	Series 2012-5 Indenture Supplement, dated as of June 20, 2012, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on June 26, 2012)

Exhibit 4.24	Series 2012-6 Indenture Supplement, dated as of August 29, 2012, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on August 31, 2012)

Exhibit 4.25	Series 2012-7 Indenture Supplement, dated as of October 17, 2012, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on October 18, 2012)

Exhibit 4.26	Series 2013-1 Indenture Supplement, dated as of March 26, 2013, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 28, 2013)

Exhibit 4.27	Omnibus Supplement to Specified Indenture Supplements, dated as of October 13, 2010, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on October 13, 2010)

Exhibit 4.28	Omnibus Supplement to Specified Indenture Supplements, dated as of August 20, 2012, between GE Capital Credit Card Master Note Trust, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on August 21, 2012)

Exhibit 4.29	Trust Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and The Bank of New York (Delaware) (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.30	Custody and Control Agreement, dated as of September 25, 2003 by and among Deutsche Bank Trust Company of Americas, in its capacity as Custodian and in its capacity as Indenture Trustee, and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.31	Receivables Sale Agreement, dated as of June 27, 2003, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.9 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.32	RSA Assumption Agreement and Second Amendment to Receivables Sale Agreement, dated as of February 7, 2005, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 7, 2005)

Exhibit 4.33	Third Amendment to Receivables Sale Agreement, dated as of December 21, 2006, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

Exhibit 4.34	Fourth Amendment to Receivables Sale Agreement, dated as of May 21, 2008, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

Exhibit 4.35	Designation of Removed Accounts and Fifth Amendment to Receivables Sale Agreement, dated as of December 29, 2008, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008)

Exhibit 4.36	Designation of Removed Accounts and Sixth Amendment to Receivables Sale Agreement, dated as of February 26, 2009, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 26, 2009)

Exhibit 4.37	Seventh Amendment to Receivables Sale Agreement, dated as of November 23, 2010, between GE Capital Retail Bank (formerly known as GE Money Bank), and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on November 24, 2010)

Exhibit 4.38	Eighth Amendment to Receivables Sale Agreement, dated as of March 20, 2012, among GE Capital Retail Bank, RFS Holding, Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 20, 2012)

Exhibit 4.39	Transfer Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.12 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.40	Second Amendment to Transfer Agreement, dated as of June 17, 2004, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 2, 2004)

Exhibit 4.41	Third Amendment to Transfer Agreement, dated as of November 21, 2004, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on November 24, 2004)

Exhibit 4.42	Fourth Amendment to Transfer Agreement, dated as of August 31, 2006, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on September 5, 2006)

Exhibit 4.43	Fifth Amendment to Transfer Agreement, dated as of December 21, 2006, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006)

Exhibit 4.44	Sixth Amendment to Transfer Agreement, dated as of May 21, 2008, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

Exhibit 4.45	Reassignment of Receivables in Removed Accounts and Seventh Amendment to Transfer Agreement, dated as of December 29, 2008, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008)

Exhibit 4.46	Reassignment of Receivables in Removed Accounts and Eighth Amendment to Transfer Agreement, dated as of February 26, 2009, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 26, 2009)

Exhibit 4.47	Ninth Amendment to Transfer Agreement, dated as of March 31, 2010, between RFS Holding, L.L.C., and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 31, 2010)

Exhibit 4.48	Tenth Amendment to Transfer Agreement, dated as of March 20, 2012, between RFS Holding, L.L.C., and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 20, 2012)

Exhibit 4.49	Servicing Agreement, dated as of June 27, 2003, by and among RFS Funding Trust, GE Capital Credit Card Master Note Trust and General Electric Capital Corporation, successor to GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.13 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.50	Servicing Assumption Agreement, dated as of February 7, 2005, by GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 7, 2005)

Exhibit 4.51	First Amendment to Servicing Agreement, dated as of May 22, 2006, between GE Capital Credit Card Master Note Trust and GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report of Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 25, 2006)

Exhibit 4.52	Second Amendment to Servicing Agreement, dated as of June 28, 2007, between GE Capital Credit Card Master Note Trust and GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report of Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on June 28, 2007)

Exhibit 4.53	Instrument of Resignation, Appointment and Acceptance and Third Amendment to Servicing Agreement, dated as of May 22, 2008, between GE Capital Credit Card Master Note Trust, GE Capital Retail Bank (formerly known as GE Money Bank) and General Electric Capital Corporation (incorporated by reference to Exhibit 4.3 of the current report of Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008)

Exhibit 4.54	Administration Agreement, dated as of September 25, 2003, among GE Capital Credit Card Master Note Trust, General Electric Capital Corporation, as administrator, and The Bank of New York (Delaware), not in its individual capacity but solely as Trustee (incorporated by reference to Exhibit 4.14 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.55	First Amendment to Administration Agreement, dated as of May 4, 2009, between GE Capital Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 6, 2009)

Exhibit 4.56	Form of Subservicing Agreement between General Electric Capital Corporation and Affiliated Subservicers (incorporated by reference to Exhibit 4.17 of Amendment No. 2 to Form S-3 filed on June 14, 2006 (No. 333-130030))

Exhibit 4.57	ISDA Novation Agreement, dated as of September 1, 2010, among GE Capital Credit Card Master Note Trust, The Royal Bank of Scotland N.V., as transferor, and The Royal Bank of Scotland plc, as transferee (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on September 7, 2010)

Exhibit 4.58	ISDA Master Agreement (Class A), dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.59	ISDA Master Agreement (Class B), dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.60	ISDA Master Agreement (Class C), dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.61	Schedule (Class A) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.62	Schedule (Class B) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.63	Schedule (Class C) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.7 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.64	Confirmation (Class A) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.65	Confirmation (Class B) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.9 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.66	Confirmation (Class C) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.10 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.67	Credit Support Annex (Class A) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.11 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.68	Credit Support Annex (Class B) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.12 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.69	Credit Support Annex (Class C) to ISDA Master Agreement, dated March 29, 2007, between ABN AMRO Bank N.V. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.13 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on April 4, 2007)

Exhibit 4.70	ISDA Master Agreement (Class A), dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.71	ISDA Master Agreement (Class B), dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.72	ISDA Master Agreement (Class C), dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.73	Schedule (Class A) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.74	Schedule (Class B) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.75	Schedule (Class C) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.7 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.76	Confirmation (Class A) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.77	Confirmation (Class B) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.9 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.78	Confirmation (Class C) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.10 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.79	Credit Support Annex (Class A) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.11 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.80	Credit Support Annex (Class B) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.12 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 4.81	Credit Support Annex (Class C) to ISDA Master Agreement, dated June 28, 2007, between Bank of America, N.A. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.13 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 3, 2007)

Exhibit 31.1	Certification of Officer of Depositor delivered with respect to the Notes

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of GE Consumer Finance, Inc.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of General Electric Capital Corporation

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of GE Capital Retail Bank

Exhibit 33.4	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Deutsche Bank Trust Company Americas

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of GE Consumer Finance, Inc.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of General Electric Capital Corporation

Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of GE Capital Retail Bank

Exhibit 34.4	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of Deutsche Bank Trust Company Americas

Exhibit 35.1	Servicing Compliance Statement of GE Consumer Finance, Inc.

Exhibit 35.2	Servicing Compliance Statement of General Electric Capital Corporation

Exhibit 35.3	Servicing Compliance Statement of GE Capital Retail Bank