Form 10-K
period 2019-12-31
RFS HOLDING LLC; Synchrony Credit Card Master Note Trust
filed 2020-03-30
CIK 1226006, 1290098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2019.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

333-206176, 333-206176-01, 333-229815,
333-229815-01, 333-181466, 333-181466-01

(Commission File Numbers)

SYNCHRONY CREDIT CARD MASTER NOTE TRUST
(Exact Name of Issuing Entity as Specified in its Charter)

Central Index Key Number of Issuing Entity: 0001290098

RFS HOLDING, L.L.C.
(Exact Name of Depositor as Specified in its Charter)

Central Index Key Number of Depositor: 0001226006

SYNCHRONY BANK

(Exact Name of Sponsor as Specified in its Charter)

Central Index Key Number of Sponsor: 0001602566

Delaware
(State or Other Jurisdiction of Incorporation or Organization of the Registrant)

57-1173164
 (I.R.S. Employer Identification No. for Registrant)

777 Long Ridge Road
Stamford, CT 06902

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act :

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

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

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)	Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

(D)	Item 13: Certain Relationships and Related Transactions, and Director Independence

(E)	Item 14: Principal Accountant Fees and Services

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List of documents filed as part of this Report

(1)       Not applicable.

(2)       Not applicable.

(3)       The exhibits listed below are either included or incorporated by reference as indicated.

Exhibit 3.1	Certificate of Formation of RFS Holding, L.L.C. dated December 19, 2002 (incorporated by reference to Exhibit 3.1 of Form 10-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 30, 2007 (No. 333-107495 and 333-107495-02))

Exhibit 3.2	Second Amended and Restated Limited Liability Company Agreement of RFS Holding, L.L.C., dated September 29, 2008 (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on October 1, 2008 (No. 333-107495 and 333-107495-02))

Exhibit 4.1	Master Indenture, dated as of September 25, 2003, between GE Capital Credit Card Master Note Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-3 Registration Statement filed May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.2	Omnibus Amendment No. 1 to Securitization Documents, dated as of February 9, 2004, among RFS Holding, L.L.C., RFS Funding Trust, GE Capital Retail Bank (formerly known as GE Money Bank), GE Capital Credit Card Master Note Trust, Deutsche Bank Trust Company Delaware, as Trustee of RFS Funding Trust, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.16 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.3	Second Amendment to Master Indenture, dated as of June 17, 2004, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 2, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.4	Third Amendment to Master Indenture, dated as of August 31, 2006, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on September 5, 2006 (No. 333-107495 and 333-107495-02))

Exhibit 4.5	Fourth Amendment to Master Indenture, dated as of June 28, 2007, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on July 3, 2007 (No. 333-107495 and 333-107495-02))

Exhibit 4.6	Fifth Amendment to Master Indenture, dated as of May 22, 2008, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on May 28, 2008 (No. 333-107495 and 333-107495-02))

Exhibit 4.7	Sixth Amendment to Master Indenture, dated as of August 7, 2009, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on August 7, 2009 (No. 333-107495 and 333-107495-02))

Exhibit 4.8	Seventh Amendment to Master Indenture, dated as of January 21, 2014, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on January 21, 2014)

Exhibit 4.9	Eighth Amendment to Master Indenture and Omnibus Supplement to Specified Indenture Supplements, dated as of March 11, 2014, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on March 14, 2014)

Exhibit 4.10	Ninth Amendment to Master Indenture, dated as of November 24, 2015, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 25, 2015)

Exhibit 4.11	Tenth Amendment to Master Indenture, dated as of March 3, 2016, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 7, 2016)

Exhibit 4.12	Eleventh Amendment to Master Indenture, dated as of April 21, 2017, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

Exhibit 4.13	Series 2015-4 Indenture Supplement, dated as of September 30, 2015, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on October 5, 2015)

Exhibit 4.14	Supplement No. 1 to Series 2015-4 Indenture Supplement, dated as of November 17, 2016, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 21, 2016)

Exhibit 4.15	Series 2016-2 Indenture Supplement, dated as of May 26, 2016, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding L.L.C. on June 1, 2016)

Exhibit 4.16	Series 2017-1 Indenture Supplement, dated as of June 16, 2017, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding L.L.C. on June 22, 2017)

Exhibit 4.17	Series 2017-2 Indenture Supplement, dated as of November 2, 2017, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding L.L.C. on November 3, 2017)

Exhibit 4.18	Series 2018-1 Indenture Supplement, dated as of March 20, 2018, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding L.L.C. on March 23, 2018)

Exhibit 4.19	Series 2018-2 Indenture Supplement, dated as of June 1, 2018, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding L.L.C. on June 6, 2018)

Exhibit 4.20	Omnibus Supplement to Specified Indenture Supplements, dated as of October 13, 2010, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on October 13, 2010 (No. 333-107495 and 333-107495-02))

Exhibit 4.21	Omnibus Supplement to Specified Indenture Supplements, dated as of August 20, 2012, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on August 21, 2012)

Exhibit 4.22	Omnibus Amendment to Specified Indenture Supplements, dated as of January 21, 2014, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C., on January 21, 2014)

Exhibit 4.23	Omnibus Supplement to Specified Indenture Supplements, dated as of February 18, 2015, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 18, 2015)

Exhibit 4.24	Second Omnibus Supplement to Specified Indenture Supplements, dated as of April 21, 2017, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

Exhibit 4.25	Trust Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and The Bank of New York (Delaware) (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.26	First Amendment to Trust Agreement, dated as of January 21, 2014, between RFS Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C., on January 21, 2014)

Exhibit 4.27	Second Amendment to Trust Agreement, dated as of September 8, 2014, between RFS Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on September 11, 2014)

Exhibit 4.28	Third Amendment to Trust Agreement, dated as of April 21, 2017, between RFS Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

Exhibit 4.29	Custody and Control Agreement, dated as of September 25, 2003 by and among Deutsche Bank Trust Company of Americas, in its capacity as Custodian and in its capacity as Indenture Trustee, and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.30	Receivables Sale Agreement, dated as of June 27, 2003, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.9 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.31	RSA Assumption Agreement and Second Amendment to Receivables Sale Agreement, dated as of February 7, 2005, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 11, 2005 (No. 333-107495 and 333-107495-02))

Exhibit 4.32	Third Amendment to Receivables Sale Agreement, dated as of December 21, 2006, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006 (No. 333-107495 and 333-107495-02))

Exhibit 4.33	Fourth Amendment to Receivables Sale Agreement, dated as of May 21, 2008, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008 (No. 333-107495 and 333-107495-02))

Exhibit 4.34	Designation of Removed Accounts and Fifth Amendment to Receivables Sale Agreement, dated as of December 29, 2008, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008 (No. 333-107495 and 333-107495-02))

Exhibit 4.35	Designation of Removed Accounts and Sixth Amendment to Receivables Sale Agreement, dated as of February 26, 2009, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 26, 2009 (No. 333-107495 and 333-107495-02))

Exhibit 4.36	Seventh Amendment to Receivables Sale Agreement, dated as of November 23, 2010, between GE Capital Retail Bank (formerly known as GE Money Bank), and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on November 24, 2010 (No. 333-107495 and 333-107495-02))

Exhibit 4.37	Eighth Amendment to Receivables Sale Agreement, dated as of March 20, 2012, among GE Capital Retail Bank, RFS Holding, Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 20, 2012)

Exhibit 4.38	Ninth Amendment to Receivables Sale Agreement, dated as of March 11, 2014, among GE Capital Retail Bank, RFS Holding, Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 14, 2014)

Exhibit 4.39	Designation of Removed Accounts and Tenth Amendment to Receivables Sale Agreement, dated as of November 7, 2014, among RFS Holding, L.L.C., PLT Holding, L.L.C., RFS Holding, Inc. and Synchrony Bank (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 14, 2014)

Exhibit 4.40	Eleventh Amendment to Receivables Sale Agreement, dated as of March 3, 2016, among RFS Holding, L.L.C., PLT Holding, L.L.C., RFS Holding, Inc. and Synchrony Bank (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 7, 2016)

Exhibit 4.41	Twelfth Amendment to Receivables Sale Agreement, dated as of April 21, 2017, between RFS Holding, L.L.C. and Synchrony Bank (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

Exhibit 4.42	Thirteenth Amendment to Receivables Sale Agreement, dated as of May 31, 2017, between RFS Holding, L.L.C. and Synchrony Bank (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on June 2, 2017)

Exhibit 4.43	Designation of Removed Accounts and Fourteenth Amendment to Receivables Sale Agreement, dated as of October 11, 2019, between RFS Holding, L.L.C. and Synchrony Bank (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on October 15, 2019)

Exhibit 4.44	Transfer Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.12 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.45	Second Amendment to Transfer Agreement, dated as of June 17, 2004, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 2, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.46	Third Amendment to Transfer Agreement, dated as of November 21, 2004, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on November 24, 2004 (No. 333-107495 and 333-107495-02))

Exhibit 4.47	Fourth Amendment to Transfer Agreement, dated as of August 31, 2006, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on September 5, 2006 (No. 333-107495 and 333-107495-02))

Exhibit 4.48	Fifth Amendment to Transfer Agreement, dated as of December 21, 2006, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006 (No. 333-107495 and 333-107495-02))

Exhibit 4.49	Sixth Amendment to Transfer Agreement, dated as of May 21, 2008, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008 (No. 333-107495 and 333-107495-02))

Exhibit 4.50	Reassignment of Receivables in Removed Accounts and Seventh Amendment to Transfer Agreement, dated as of December 29, 2008, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008 (No. 333-107495 and 333-107495-02))

Exhibit 4.51	Reassignment of Receivables in Removed Accounts and Eighth Amendment to Transfer Agreement, dated as of February 26, 2009, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 26, 2009 (No. 333-107495 and 333-107495-02))

Exhibit 4.52	Ninth Amendment to Transfer Agreement, dated as of March 31, 2010, between RFS Holding, L.L.C., and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 31, 2010 (No. 333-107495 and 333-107495-02))

Exhibit 4.53	Tenth Amendment to Transfer Agreement, dated as of March 20, 2012, between RFS Holding, L.L.C., and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 20, 2012)

Exhibit 4.54	Eleventh Amendment to Transfer Agreement, dated as of March 3, 2016, between RFS Holding, L.L.C., and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 7, 2016)

Exhibit 4.55	Twelfth Amendment to Transfer Agreement, dated as of February 23, 2017, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 28, 2017)

Exhibit 4.56	Thirteenth Amendment to Transfer Agreement, dated as of April 21, 2017, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

Exhibit 4.57	Servicing Agreement, dated as of June 27, 2003, by and among RFS Funding Trust, GE Capital Credit Card Master Note Trust and General Electric Capital Corporation, successor to GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.13 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.58	Servicing Assumption Agreement, dated as of February 7, 2005, by GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 11, 2005 (No. 333-107495 and 333-107495-02))

Exhibit 4.59	First Amendment to Servicing Agreement, dated as of May 22, 2006, between GE Capital Credit Card Master Note Trust and GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 25, 2006 (No. 333-107495 and 333-107495-02))

Exhibit 4.60	Second Amendment to Servicing Agreement, dated as of June 28, 2007, between GE Capital Credit Card Master Note Trust and GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on June 28, 2007 (No. 333-107495 and 333-107495-02))

Exhibit 4.61	Instrument of Resignation, Appointment and Acceptance and Third Amendment to Servicing Agreement, dated as of May 22, 2008, between GE Capital Credit Card Master Note Trust, GE Capital Retail Bank (formerly known as GE Money Bank) and General Electric Capital Corporation (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008 (No. 333-107495 and 333-107495-02))

Exhibit 4.62	Fourth Amendment to Servicing Agreement, dated as of July 17, 2014, between GE Capital Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.14 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 16, 2014)

Exhibit 4.63	Fifth Amendment to Servicing Agreement, dated as of November 24, 2015, between Synchrony Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 25, 2015)

Exhibit 4.64	Sixth Amendment to Servicing Agreement, dated as of April 21, 2017, between Synchrony Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

Exhibit 4.65	Administration Agreement, dated as of September 25, 2003, among GE Capital Credit Card Master Note Trust, General Electric Capital Corporation, as administrator, and The Bank of New York (Delaware), not in its individual capacity but solely as Trustee (incorporated by reference to Exhibit 4.14 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.66	First Amendment to Administration Agreement, dated as of May 4, 2009, between GE Capital Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 6, 2009 (No. 333-107495 and 333-107495-02))

Exhibit 4.67	Instrument of Resignation, Appointment and Acceptance, dated as of July 16, 2014, among GE Capital Credit Card Master Note Trust, BNY Mellon Trust of Delaware, General Electric Capital Corporation and SYNCHRONY FINANCIAL (incorporated by reference to Exhibit 4.13 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 16, 2014)

Exhibit 4.68	Instrument of Resignation, Appointment and Acceptance, dated as of December 2, 2015, among General Electric Capital, LLC, Synchrony Credit Card Master Note Trust and SYNCHRONY FINANCIAL (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 4, 2015)

Exhibit 4.69	Amended & Restated Sub-Servicing Agreement, dated as of January 1, 2019, between SYNCHRONY FINANCIAL and Synchrony Bank (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 18, 2019)

Exhibit 4.70	Assignment and Assumption Agreement, dated December 4, 2015, between General Electric Company (as successor to General Electric Capital, LLC) and GE Capital Global Holdings, LLC (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 4, 2015)

Exhibit 10.1	Asset Representations Review Agreement, dated March 4, 2016, among Synchrony Credit Card Master Note Trust, RFS Holding, L.L.C., Synchrony Bank, SYNCHRONY FINANCIAL and Clayton Fixed Income Services LLC (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 7, 2016)

Exhibit 31.1	Certification of Officer of Depositor delivered with respect to Synchrony Credit Card Master Note Trust

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of SYNCHRONY FINANCIAL

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Synchrony Bank

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Deutsche Bank Trust Company Americas

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of SYNCHRONY FINANCIAL

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of Synchrony Bank

Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of Deutsche Bank Trust Company Americas

Exhibit 35.1	Servicing Compliance Statement of SYNCHRONY FINANCIAL

Exhibit 35.2	Servicing Compliance Statement of Synchrony Bank

(b)	Exhibit list.

See Item 15(a)(3) above for a list of exhibits filed in response to Item 601 of Regulation S-K.

Item 16. Form 10-K Summary.

Not applicable.

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

Item 1117 of Regulation AB. Legal Proceedings.

Except as disclosed in the following seven paragraphs, there are no legal proceedings pending or proceedings known to be contemplated by governmental authorities against any of Synchrony Credit Card Master Note Trust (the “Issuing Entity”), Deutsche Bank Trust Company Americas (“DBTCA”), as indenture trustee (the “Indenture Trustee”), BNY Mellon Trust of Delaware (formerly known as BNYM (Delaware)) (the “Owner Trustee”), Synchrony Bank (the “Sponsor”), the Depositor or SYNCHRONY FINANCIAL (the “Servicer”) or of which any property of the foregoing is subject, that are material to holders of the notes of Synchrony Credit Card Master Note Trust.

In the ordinary course of business, The Bank of New York Mellon, an affiliate of the Owner Trustee, is named as a defendant in legal actions. In connection with its role as trustee of certain residential mortgage-backed securities (“RMBS”) transactions, The Bank of New York Mellon has been named as a defendant in a number of legal actions brought by RMBS investors. These lawsuits allege that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, The Bank of New York Mellon denies liability and intends to defend the litigations vigorously.

DBTCA and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain RMBS trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed an action against DBNTC and DBTCA in New York State Supreme Court alleging that DBNTC and DBTCA failed to perform purported duties, as trustees for 544 private-label RMBS trusts, to enforce breaches of representations and warranties as to mortgage loans held by the trusts and to enforce breaches by servicers of their mortgage loan servicing obligations for the trusts. During the course of the litigation, plaintiffs dismissed the case from New York State Supreme Court and refiled two separate cases, one in the U.S. District Court for the Southern District of New York (the “BlackRock SDNY Case”) and the other in the Superior Court of California, Orange County (the “BlackRock California Case”). Pursuant to a settlement among the parties, the BlackRock SDNY Case was dismissed on December 6, 2018 and the BlackRock California Case was dismissed on January 11, 2019.

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue. On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for one of the 43 trusts at issue. DBNTC serves as trustee for the other 42 trusts at issue. Plaintiffs’ third amended complaint brings claims for violation of the Trust Indenture Act; breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of the Streit Act; and breach of the covenant of good faith. However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ Trust Indenture Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal. Plaintiffs allege damages of “hundreds of millions of dollars.” On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint. On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment. Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment. As of March 8, 2019, both motions for summary judgment have been briefed and are awaiting decision by the court. Discovery is ongoing.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue. On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for 1 of the 50 trusts at issue. DBNTC serves as trustee for the other 49 trusts at issue. Commerzbank’s second amended complaint brings claims for violation of the Trust Indenture Act; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith. However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s Trust Indenture Act claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal. The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain. On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint. On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment. Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment. As of March 8, 2019, both motions for summary judgment have been briefed and are awaiting decision by the court. Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of New York’s Streit Act, violation of the Trust Indenture Act, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. As of January 17, 2017, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court. On June 20, 2017, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to four additional trusts. Certain limited discovery is permitted to go forward while the motion to dismiss is pending.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as indenture trustee on behalf of the noteholders.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

The information required by item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of the Sponsor, Servicer and DBTCA (in its capacity as Indenture Trustee) (collectively, the “PPSFs”) have each been identified by the registrant as parties participating in the servicing function with respect to more than 5% of the pool assets held by the Issuing Entity. Each of the PPSFs has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the PPSFs has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which Attestation Reports are also attached as exhibits to this Form 10-K. Neither the Servicing Reports nor the Attestation Reports have identified any material instances of noncompliance with the servicing criteria applicable to the PPSFs.

Item 1123 of Regulation AB. Servicer Compliance Statement.

Each of the Sponsor and SYNCHRONY FINANCIAL has completed a Statement of Compliance with applicable servicing criteria (a “Compliance Statement”) signed by an authorized officer of such servicer. Each Compliance Statement is attached as an exhibit to this 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2020

RFS HOLDING, L.L.C., as Depositor

By:	/s/ Andrew Lee
Name:	Andrew Lee
Title:	Vice President, and as the senior officer in charge of securitization

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.