Form 10-K
period 2022-12-31
RFS HOLDING LLC; Synchrony Credit Card Master Note Trust
filed 2023-03-30
CIK 1226006, 1290098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022.

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐Yes ☒ No

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 4. [Reserved].

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(B)	Item 6:	[Reserved].

(C)	Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(D)	Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

(E)	Item 8:	Financial Statements and Supplementary Data

(F)	Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(G)	Item 9A:	Controls and Procedures

Item 9B. Other Information.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)	Item 10:	Directors, Executive Officers and Corporate Governance

(B)	Item 11:	Executive Compensation

(C)	Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(D)	Item 13:	Certain Relationships and Related Transactions, and Director Independence

(E)	Item 14:	Principal Accountant Fees and Services

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List of documents filed as part of this Report

(1)	Not applicable.

(2)	Not applicable.

(3)	The exhibits listed below are either included or incorporated by reference as indicated.

Exhibit 3.1	Certificate of Formation of RFS Holding, L.L.C. dated December 19, 2002 (incorporated by reference to Exhibit 3.1 of Form 10-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 30, 2007 (No.333-107495 and 333-107495-02))

Exhibit 3.2	Second Amended and Restated Limited Liability Company Agreement of RFS Holding, L.L.C., dated September 29, 2008 (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on October 1, 2008 (No. 333-107495 and 333-107495-02))

Exhibit 4.1	Master Indenture, dated as of September 25, 2003, between GE Capital Credit Card Master Note Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-3 Registration Statement filed May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.2	Omnibus Amendment No. 1 to Securitization Documents, dated as of February 9, 2004, among RFS Holding, L.L.C., RFS Funding Trust, GE Capital Retail Bank (formerly known as GE Money Bank), GE Capital Credit Card Master Note Trust, Deutsche Bank Trust Company Delaware, as Trustee of RFS Funding Trust, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.16 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.3	Second Amendment to Master Indenture, dated as of June 17, 2004, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 2, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.4	Third Amendment to Master Indenture, dated as of August 31, 2006, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on September 5, 2006 (No. 333-107495 and 333-107495-02))

Exhibit 4.5	Fourth Amendment to Master Indenture, dated as of June 28, 2007, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on July 3, 2007 (No. 333-107495 and 333-107495-02))

Exhibit 4.6	Fifth Amendment to Master Indenture, dated as of May 22, 2008, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on May 28, 2008 (No. 333-107495 and 333-107495-02))

Exhibit 4.7	Sixth Amendment to Master Indenture, dated as of August 7, 2009, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on August 7, 2009 (No. 333-107495 and 333-107495-02))

Exhibit 4.8	Seventh Amendment to Master Indenture, dated as of January 21, 2014, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on January 21, 2014)

Exhibit 4.9	Eighth Amendment to Master Indenture and Omnibus Supplement to Specified Indenture Supplements, dated as of March 11, 2014, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on March 14, 2014)

Exhibit 4.10	Ninth Amendment to Master Indenture, dated as of November 24, 2015, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 25, 2015)

Exhibit 4.11	Tenth Amendment to Master Indenture, dated as of March 3, 2016, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 7, 2016)

Exhibit 4.12	Eleventh Amendment to Master Indenture, dated as of April 21, 2017, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

Exhibit 4.13	Twelfth Amendment to Master Indenture, dated as of March 16, 2021, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 17, 2021)

Exhibit 4.14	Series 2016-2 Indenture Supplement, dated as of May 26, 2016, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding L.L.C. on June 1, 2016)

Exhibit 4.15	Series 2017-2 Indenture Supplement, dated as of November 2, 2017, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding L.L.C. on November 3, 2017)

Exhibit 4.16	Series 2018-2 Indenture Supplement, dated as of June 1, 2018, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding L.L.C. on June 6, 2018)

Exhibit 4.17	Omnibus Supplement to Specified Indenture Supplements, dated as of October 13, 2010, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on October 13, 2010 (No. 333-107495 and 333-107495-02))

Exhibit 4.18	Omnibus Supplement to Specified Indenture Supplements, dated as of August 20, 2012, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on August 21, 2012)

Exhibit 4.19	Omnibus Amendment to Specified Indenture Supplements, dated as of January 21, 2014, between GE Capital Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C., on January 21, 2014)

Exhibit 4.20	Omnibus Supplement to Specified Indenture Supplements, dated as of February 18, 2015, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 18, 2015)

Exhibit 4.21	Second Omnibus Supplement to Specified Indenture Supplements, dated as of April 21, 2017, between Synchrony Credit Card Master Note Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

Exhibit 4.22	Trust Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and The Bank of New York (Delaware) (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.23	First Amendment to Trust Agreement, dated as of January 21, 2014, between RFS Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C., on January 21, 2014)

Exhibit 4.24	Second Amendment to Trust Agreement, dated as of September 8, 2014, between RFS Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on September 11, 2014)

Exhibit 4.25	Third Amendment to Trust Agreement, dated as of April 21, 2017, between RFS Holding, L.L.C. and BNY Mellon Trust of Delaware (incorporated by reference to Exhibit 4.5 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

Exhibit 4.26	Custody and Control Agreement, dated as of September 25, 2003 by and among Deutsche Bank Trust Company of Americas, in its capacity as Custodian and in its capacity as Indenture Trustee, and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.8 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.27	Receivables Sale Agreement, dated as of June 27, 2003, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.9 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.28	RSA Assumption Agreement and Second Amendment to Receivables Sale Agreement, dated as of February 7, 2005, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 11, 2005 (No. 333-107495 and 333-107495-02))

Exhibit 4.29	Third Amendment to Receivables Sale Agreement, dated as of December 21, 2006, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006 (No. 333-107495 and 333-107495-02))

Exhibit 4.30	Fourth Amendment to Receivables Sale Agreement, dated as of May 21, 2008, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008 (No. 333-107495 and 333-107495-02))

Exhibit 4.31	Designation of Removed Accounts and Fifth Amendment to Receivables Sale Agreement, dated as of December 29, 2008, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008 (No. 333-107495 and 333-107495-02))

Exhibit 4.32	Designation of Removed Accounts and Sixth Amendment to Receivables Sale Agreement, dated as of February 26, 2009, between GE Capital Retail Bank (formerly known as GE Money Bank) and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 26, 2009 (No. 333-107495 and 333-107495-02))

Exhibit 4.33	Seventh Amendment to Receivables Sale Agreement, dated as of November 23, 2010, between GE Capital Retail Bank (formerly known as GE Money Bank), and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on November 24, 2010 (No. 333-107495 and 333-107495-02))

Exhibit 4.34	Eighth Amendment to Receivables Sale Agreement, dated as of March 20, 2012, among GE Capital Retail Bank, RFS Holding, Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 20, 2012)

Exhibit 4.35	Ninth Amendment to Receivables Sale Agreement, dated as of March 11, 2014, among GE Capital Retail Bank, RFS Holding, Inc., PLT Holding, L.L.C. and RFS Holding, L.L.C. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 14, 2014)

Exhibit 4.36	Designation of Removed Accounts and Tenth Amendment to Receivables Sale Agreement, dated as of November 7, 2014, among RFS Holding, L.L.C., PLT Holding, L.L.C., RFS Holding, Inc. and Synchrony Bank (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 14, 2014)

Exhibit 4.37	Eleventh Amendment to Receivables Sale Agreement, dated as of March 3, 2016, among RFS Holding, L.L.C., PLT Holding, L.L.C., RFS Holding, Inc. and Synchrony Bank (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 7, 2016)

Exhibit 4.38	Twelfth Amendment to Receivables Sale Agreement, dated as of April 21, 2017, between RFS Holding, L.L.C. and Synchrony Bank (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

Exhibit 4.39	Thirteenth Amendment to Receivables Sale Agreement, dated as of May 31, 2017, between RFS Holding, L.L.C. and Synchrony Bank (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on June 2, 2017)

Exhibit 4.40	Designation of Removed Accounts and Fourteenth Amendment to Receivables Sale Agreement, dated as of October 11, 2019, between RFS Holding, L.L.C. and Synchrony Bank (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on October 15, 2019)

Exhibit 4.41	Fifteenth Amendment to Receivables Sale Agreement, dated as of March 16, 2021, between RFS Holding, L.L.C. and Synchrony Bank (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 17, 2021)

Exhibit 4.42	Designation of Removed Accounts and Sixteenth Amendment to Receivables Sale Agreement, dated as of June 17, 2022, between RFS Holding, L.L.C. and Synchrony Bank (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on June 21, 2022)

Exhibit 4.43	Transfer Agreement, dated as of September 25, 2003, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.12 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.44	Second Amendment to Transfer Agreement, dated as of June 17, 2004, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 2, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.45	Third Amendment to Transfer Agreement, dated as of November 21, 2004, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on November 24, 2004 (No. 333-107495 and 333-107495-02))

Exhibit 4.46	Fourth Amendment to Transfer Agreement, dated as of August 31, 2006, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust on September 5, 2006 (No. 333-107495 and 333-107495-02))

Exhibit 4.47	Fifth Amendment to Transfer Agreement, dated as of December 21, 2006, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 21, 2006 (No. 333-107495 and 333-107495-02))

Exhibit 4.48	Sixth Amendment to Transfer Agreement, dated as of May 21, 2008, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008 (No. 333-107495 and 333-107495-02))

Exhibit 4.49	Reassignment of Receivables in Removed Accounts and Seventh Amendment to Transfer Agreement, dated as of December 29, 2008, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on December 30, 2008 (No. 333-107495 and 333-107495-02))

Exhibit 4.50	Reassignment of Receivables in Removed Accounts and Eighth Amendment to Transfer Agreement, dated as of February 26, 2009, between RFS Holding, L.L.C. and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 26, 2009 (No. 333-107495 and 333-107495-02))

Exhibit 4.51	Ninth Amendment to Transfer Agreement, dated as of March 31, 2010, between RFS Holding, L.L.C., and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 31, 2010 (No. 333-107495 and 333-107495-02))

Exhibit 4.52	Tenth Amendment to Transfer Agreement, dated as of March 20, 2012, between RFS Holding, L.L.C., and GE Capital Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on March 20, 2012)

Exhibit 4.53	Eleventh Amendment to Transfer Agreement, dated as of March 3, 2016, between RFS Holding, L.L.C., and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 7, 2016)

Exhibit 4.54	Twelfth Amendment to Transfer Agreement, dated as of February 23, 2017, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on February 28, 2017)

Exhibit 4.55	Thirteenth Amendment to Transfer Agreement, dated as of April 21, 2017, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

Exhibit 4.56	Fourteenth Amendment to Transfer Agreement, dated as of March 16, 2021, between RFS Holding, L.L.C. and Synchrony Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 17, 2021)

Exhibit 4.57	Servicing Agreement, dated as of June 27, 2003, by and among RFS Funding Trust, GE Capital Credit Card Master Note Trust and General Electric Capital Corporation, successor to GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.13 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.58	Servicing Assumption Agreement, dated as of February 7, 2005, by GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on February 11, 2005 (No. 333-107495 and 333-107495-02))

Exhibit 4.59	First Amendment to Servicing Agreement, dated as of May 22, 2006, between GE Capital Credit Card Master Note Trust and GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 25, 2006 (No. 333-107495 and 333-107495-02))

Exhibit 4.60	Second Amendment to Servicing Agreement, dated as of June 28, 2007, between GE Capital Credit Card Master Note Trust and GE Capital Retail Bank (formerly known as GE Money Bank) (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on June 28, 2007 (No. 333-107495 and 333-107495-02))

Exhibit 4.61	Instrument of Resignation, Appointment and Acceptance and Third Amendment to Servicing Agreement, dated as of May 22, 2008, between GE Capital Credit Card Master Note Trust, GE Capital Retail Bank (formerly known as GE Money Bank) and General Electric Capital Corporation (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 28, 2008 (No. 333-107495 and 333-107495-02))

Exhibit 4.62	Fourth Amendment to Servicing Agreement, dated as of July 17, 2014, between GE Capital Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.14 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 16, 2014)

Exhibit 4.63	Fifth Amendment to Servicing Agreement, dated as of November 24, 2015, between Synchrony Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 25, 2015)

Exhibit 4.64	Sixth Amendment to Servicing Agreement, dated as of April 21, 2017, between Synchrony Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on April 26, 2017)

Exhibit 4.65	Administration Agreement, dated as of September 25, 2003, among GE Capital Credit Card Master Note Trust, General Electric Capital Corporation, as administrator, and The Bank of New York (Delaware), not in its individual capacity but solely as Trustee (incorporated by reference to Exhibit 4.14 of Amendment No. 1 to Form S-3 Registration Statement filed on May 20, 2004 (No. 333-107495, 333-107495-01 and 333-107495-02))

Exhibit 4.66	First Amendment to Administration Agreement, dated as of May 4, 2009, between GE Capital Credit Card Master Note Trust and General Electric Capital Corporation (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on May 6, 2009 (No. 333-107495 and 333-107495-02))

Exhibit 4.67	Instrument of Resignation, Appointment and Acceptance, dated as of July 16, 2014, among GE Capital Credit Card Master Note Trust, BNY Mellon Trust of Delaware, General Electric Capital Corporation and SYNCHRONY FINANCIAL (incorporated by reference to Exhibit 4.13 of the current report on Form 8-K filed by GE Capital Credit Card Master Note Trust and RFS Holding, L.L.C. on July 16, 2014)

Exhibit 4.68	Instrument of Resignation, Appointment and Acceptance, dated as of December 2, 2015, among General Electric Capital, LLC, Synchrony Credit Card Master Note Trust and SYNCHRONY FINANCIAL (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 4, 2015)

Exhibit 4.69	Amended & Restated Sub-Servicing Agreement, dated as of January 1, 2019, between SYNCHRONY FINANCIAL and Synchrony Bank (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on November 18, 2019)

Exhibit 4.70	Second Amended & Restated Sub-Servicing Agreement, dated as of January 1, 2022, between SYNCHRONY FINANCIAL, and Synchrony Bank (incorporated by reference as Exhibit 4.68 of Form 10-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 30, 2022 (No.333-107495 and 333-107495-02))

Exhibit 4.71	Assignment and Assumption Agreement, dated December 4, 2015, between General Electric Company (as successor to General Electric Capital, LLC) and GE Capital Global Holdings, LLC (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on December 4, 2015)

Exhibit 10.1	Asset Representations Review Agreement, dated March 4, 2016, among Synchrony Credit Card Master Note Trust, RFS Holding, L.L.C., Synchrony Bank, SYNCHRONY FINANCIAL and Clayton Fixed Income Services LLC (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by Synchrony Credit Card Master Note Trust and RFS Holding, L.L.C. on March 7, 2016)

Exhibit 31.1	Certification of Officer of Depositor delivered with respect to Synchrony Credit Card Master Note Trust

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of SYNCHRONY FINANCIAL

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Synchrony Bank

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Deutsche Bank Trust Company Americas

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of SYNCHRONY FINANCIAL

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG LLP, on behalf of Synchrony Bank

Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of Ernst & Young LLP, on behalf of Deutsche Bank Trust Company Americas

Exhibit 35.1	Servicing Compliance Statement of SYNCHRONY FINANCIAL

Exhibit 35.2	Servicing Compliance Statement of Synchrony Bank

(b)	Exhibit list.

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

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain RMBS trusts.

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

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue. On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for one of the 43 trusts at issue. DBNTC serves as trustee for the other 42 trusts at issue. Plaintiffs’ third amended complaint brings claims for violation of the Trust Indenture Act, as amended (the “TIA”); breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of the Streit Act; and breach of the covenant of good faith. However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal. Plaintiffs allege damages of “hundreds of millions of dollars.” On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint. On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment. Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment. On October 27, 2021, DBNTC and DBTCA filed a supplemental motion for summary judgment relating to plaintiffs’ standing. On February 8, 2022, the court issued an order in which it granted DBNTC and DBTCA’s supplemental motion for summary judgment, granted in part DBNTC and DBTCA’s initial motion for summary judgment, and denied plaintiffs’ motion for partial summary judgment. As a result of that order, all of plaintiffs’ claims were dismissed with prejudice. On March 10, 2022, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit with respect to the court’s orders on the motions to dismiss and for summary judgment.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue. On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for 1 of the 50 trusts at issue. DBNTC serves as trustee for the other 49 trusts at issue. Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith. However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal. The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain. On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint. On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment. Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment. On February 8, 2022, the court issued an order in which it granted in part DBNTC and DBTCA’s motion for summary judgment and denied plaintiffs’ motion for partial summary judgment. As a result of that order, many of plaintiffs’ claims and theories were dismissed with prejudice. Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of New York’s Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. On June 20, 2017, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to four additional trusts. On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss. The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA. The court denied the remainder of the motion to dismiss. IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed. On May 10, 2021, DBNTC and DBTCA filed a notice of appeal with the New York Supreme Court Appellate Division, First Department, regarding certain aspects of the court’s order on the motion to dismiss. On May 20, 2021, IKB filed a notice of cross appeal with respect to other aspects of that order. On August 30, 2022, the New York Supreme Court, Appellate Division, First Department affirmed in part and reversed in part the court’s order on the motion to dismiss. On September 30, 2022, IKB filed a motion for reargument or for leave to appeal to the Court of Appeals as to certain aspects of the First Department’s decision. On September 30, 2022, DBNTC and DBTCA filed a motion for leave to appeal to the Court of Appeals as to other aspects of that decision. The First Department granted DBNTC and DBTCA’s motion and denied IKB’s motion. On June 2, 2021, IKB filed a motion for re-argument regarding certain aspects of the court’s order on the motion to dismiss, which the court denied on August 3, 2021. On May 13, 2021, DBNTC and DBTCA filed an answer to the complaint. On October 28, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to seven additional trusts. On December 29, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to one additional trust. On April 22, 2022, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to 17 certificates at issue, including all claims as to 5 trusts. On February 28, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to two trusts, leaving 15 trusts at issue. Discovery is ongoing.

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

Date: March 30, 2023

RFS HOLDING, L.L.C., as Depositor

By:	/s/ Christopher Coffey
Name:	Christopher Coffey
Title:	Vice President, and as the senior officer in charge of securitization

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.